Form 10-K
period 2021-12-31
Generation Asia I Acquisition Ltd
filed 2022-03-30
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-41239

GENERATION ASIA I ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1588665
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Boundary Hall, Cricket Square
Grand Cayman, Cayman Islands	KY1-1102
(Address of principal executive offices)	(zip code)

(345) 814-5580

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	GAQ.U	The New York Stock Exchange
Class A ordinary shares	GAQ	The New York Stock Exchange
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GAQWS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 30, 2022, 21,930,000 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” or, in each case, their negative or other variations or comparable terminology, and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•
our ability to select an appropriate target business or businesses;
•
our ability to complete a business combination (the “Business Combination”), in particular due to the uncertainty resulting from the COVID-19 pandemic;
•
our expectations around the performance of the prospective target business or businesses;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;
•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination;
•
the proceeds from the sale of the forward purchase securities being available to us;
•
our potential ability to obtain additional financing to complete the Business Combination;
•
our pool of prospective target businesses;
•
failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (“NYSE”) or an inability to have our securities listed on NYSE or another national securities exchange following the Business Combination;
•
potential change in control if we acquire one or more target businesses for stock;
•
the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•
our public securities’ potential liquidity and trading;
•
the lack of a market for our securities;
•
the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
•
the Trust Account not being subject to claims of third parties; and
•
our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

GENERATION ASIA I ACQUISITION LIMITED

FORM 10-K

PART I

Item 1. Business.

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Generation Asia I Acquisition Limited. References to our “sponsor” refer to Generation Asia LLC, a Cayman Islands limited liability company.

Generation Asia I Acquisition Limited is a blank check company incorporated on March 3, 2021 as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses, which we refer to throughout this Annual Report as the Business Combination. The Company is a smaller reporting company and an emerging growth company and, as such, the Company is subject to all of the risks associated with smaller reporting companies and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period beginning March 3, 2021 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “IPO”).

On January 19, 2022, the Registration Statement on Form S-1 (File No. 333-260431) (the “Registration Statement”) relating to the IPO of the Company was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On January 24, 2022, the Company consummated its IPO of 20,000,000 units (the “Units”) at an offering price of $10.00 per public share and a private placement of 6,800,000 private placement warrants at a price of $1.00 per warrant (the “Private Placement”), generating gross proceeds of $206,800,000. A total of $202,000,000 (the “Offering Proceeds”), comprised of the net proceeds of the IPO and certain proceeds from the Private Placement, was placed in a trust account established for the benefit of the Company’s public shareholders and the underwriter of the IPO, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

On February 1, 2022, the underwriter exercised its over-allotment option in part to purchase 1,930,000 Units and forfeited the remaining portion of such option (the “Over-allotment Offering”), generating gross proceeds of $19,300,000. Concurrently with the underwriter’s exercise of such option, the Company consummated a private placement of 579,000 private placement warrants at a price of $1.00 per warrant (the “Over-allotment Private Placement”), generating gross proceeds of $579,000. A total of $19,493,000, comprised of the net proceeds of the Over-allotment Offering and gross proceeds from the Over-allotment Private Placement, were placed in the Trust Account.

On February 1, 2022, our sponsor surrendered 267,500 of the founder shares (as defined below) for no consideration in connection with the underwriter’s forfeiture of its remaining over-allotment option that was not exercised at the Over-allotment Offering.

As of January 24, 2022, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the sponsor or any member of the Company’s management (the “Anchor Investors”) had purchased an aggregate of 20,000,000 Units in the IPO. At the closing of the IPO, each of the Anchor Investors purchased from the sponsor 1,427,250 founder shares, a number equal to 10% of the Units each Anchor Investor purchased in the IPO, at a purchase price of $0.01 per share, generating total proceeds of $14,272.50 held outside the Trust Account.

Transaction costs amounted to $20,723,092, consisting of $2,020,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors and $1,412,619 of other offering costs. The Company’s remaining cash after payment of the IPO costs is held outside the Trust Account for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with the Business Combination, although there is no assurance that will be the case. Additionally, pursuant to NYSE rules, any Business Combination must be approved by a majority of our independent directors. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a general meeting called to approve the Business Combination or

(ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per public share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations) calculated as of two business days prior to the consummation of the Business Combination. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek shareholder approval in connection with a Business Combination, we will complete the Business Combination only if we obtain an ordinary resolution under Cayman Islands law, which requires the affirmative vote of holders of a majority of ordinary shares who attend and vote at a general meeting of the company. In such case, our initial shareholders and each member of our management team above have agreed to vote their founder shares and public shares held by them in favor of the Business Combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether it was a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Memorandum and Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the public shares, without the prior consent of the Company.

The sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares they hold in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if the Company has not consummated a Business Combination within the Combination Period (as defined below) or with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within such time period and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s Business Combination.

The Company will have until July 24, 2023 to complete a Business Combination (or until January 24, 2024 at the latest, if the time period is extended as detailed in the prospectus dated January 19, 2022) (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case the public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and the warrants will expire worthless. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Our sponsor, officers and directors have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if our initial shareholders or management team acquired or will acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the Combination Period. The underwriter has agreed to waive its right to its deferred underwriting commission held in the Trust Account in the event we do not complete our Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our public shares. In the event of such redemption, it is possible that the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

For further details regarding our business, see the section titled “Proposed Business” contained in the prospectus dated January 19, 2022, incorporated by reference herein.

Item 1A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information. Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following:

Risks Related to Our Business and Financial Position

For more detailed description of the below risks and other risks related to our business and financial position, see “Risk Factors—Risks Related to Our Business and Financial Position.”

•
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•
If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for at least the 18 months after the closing of our IPO (or up to 24 months, as applicable), it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our sponsor or an affiliate of our sponsor to fund our search and to complete our Business Combination.

Risks Related to Our Proposed Business Combination

For more detailed description of the below risks and other risks related to our proposed Business Combination, see “Risk Factors—Risks Related to Our Proposed Business Combination.”

•
Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Business Combination even though a majority of our public shareholders do not support such Business Combination.
•
The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete a Business Combination. In addition, the value of the founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete a Business Combination, even if the Business Combination causes the trading price of our Class A ordinary shares (as defined below) to materially decline.
•
Your only opportunity to affect your investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.
•
If we seek shareholder approval of our Business Combination, our initial shareholders and management team have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.
•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our Class A ordinary shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
•
The requirement that we complete our Business Combination within 18 months after the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022, or as may be extended by the Shareholder Extension Period (as defined in the prospectus dated January 19, 2022), as applicable) may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.
•
Our search for a Business Combination, and any partner business with which we ultimately complete a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.
•
Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Risks Related to Our Operations

For more detailed description of the below risks and other risks related to our operations, see “Risk Factors—Risks Related to Our Operations.”

•
If we seek shareholder approval of our Business Combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.
•
Provisions in our Memorandum and Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Risks Related to Our Corporate Governance and Shareholder Rights

For more detailed description of the below risks and other risks related to our corporate governance and shareholder rights, see “Risk Factors—Risks Related to Our Corporate Governance and Shareholder Rights.”

•
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests through the U.S. federal courts, and your ability to protect your rights through the U.S. federal courts may be limited.
•
Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance, with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate a Business Combination.

Risks Related to Ownership of Our Securities

For more detailed description of the below risks and other risks related to ownership of our securities, see “Risk Factors—Risks Related to Ownership of Our Securities.”

•
You will not be entitled to protections normally afforded to investors of many other blank check companies.
•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
•
NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

Risks Related to Acquiring and Operating a Business in Foreign Countries

For more detailed description of the below risks and other risks related to acquiring and operating a business in foreign countries, see “Risk Factors—Risks Related to Acquiring and Operating a Business in Foreign Countries.”

•
After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

Risks Related to Our Business and Financial Position

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company newly incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing the Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete the Business Combination. If we fail to complete the Business Combination, we will never generate any operating revenues.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete the Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•
default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•
our inability to pay dividends on our Class A ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and
•
other disadvantages compared to our competitors who have less debt.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 18 months (or up to 24 months, as applicable), it could limit the amount available to fund our search for a target business or businesses and complete the Business Combination, and we may depend on loans from our sponsor or its affiliates to fund our search and to complete the Business Combination.

Of the net proceeds of our IPO, the sale of the private placement warrants and the sale of the forward purchase securities, only $1,367,381 will be available to us initially outside the Trust Account to fund our working capital requirements, after payment of our offering expenses. We believe that, following the closing of our IPO, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 18 months (or up to 24 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our offering expenses amounted to $1,345,605, exceeding our estimate of $930,000. We may fund such excess with funds not to be held in the Trust Account, which will decrease the amount of funds held outside the Trust Account by a corresponding amount. The amount held in the Trust Account will not be impacted. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of the Business Combination. Prior to the completion of the Business Combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete the Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete the Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants and the forward purchase securities. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete the Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of the Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing the Business Combination, or to fund the purchase of other companies. If we are unable to complete the Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete the Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after the Business Combination. If we have not completed the Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. See “—General Risk Factors—If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Risks Related to Our Proposed Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete the Business Combination even though a majority of our public shareholders do not support such a Business Combination.

We may choose not to hold a shareholder vote to approve the Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete the Business Combination even if holders of a majority of our ordinary shares do not approve of the Business Combination we complete. Please see the section of the prospectus dated January 19, 2022 entitled “Proposed Business—Effecting The Business Combination—Shareholders May Not Have the Ability to Approve The Business Combination” for additional information.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete a Business Combination. In addition, the value of the founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete a Business Combination, even if the Business Combination causes the trading price of our Class A ordinary shares to materially decline.

Our sponsor has invested an aggregate of $7,404,000 in us in connection with our IPO, comprised of the $25,000 purchase price for the founder shares and the $7,379,000 total purchase price for the private placement warrants. Prior to our IPO, our sponsor transferred some of its founder shares to forward purchasers for no consideration pursuant to their forward purchase agreements. At the closing of our IPO, our sponsor transferred 1,427,250 founder shares to Anchor Investors at a price of $0.01 per share for a total purchase price of $14,272.50 pursuant to their investment agreements. We offered our Units to the public at an offering price of $10.00 per Unit, and the amount in our Trust Account is initially anticipated to be $10.10 per public share, implying an initial value of $10.00 per public share. However, because the sponsor paid only a nominal purchase price of approximately $0.003 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of the founder shares of our sponsor, Anchor Investors and forward purchasers into Class A ordinary shares upon our completion of a Business Combination.

The following table shows the investment per share made by the public shareholders, Anchor Investors and forward purchasers for the Class A ordinary shares, and by our sponsor, Anchor Investors and forward purchasers for the Class B ordinary shares, as well as how these compare to the implied value of one Class A ordinary share upon the completion of our Business Combination, assuming the purchase of 8,000,000 shares of Class A ordinary shares by the forward purchasers. The following table assumes that (i) our valuation is $301,493,000 (which is $221,493,000 in the Trust Account for the Business Combination following the IPO, plus $80,000,000 the forward purchasers will pay to buy Class A ordinary shares in a private placement to close concurrently with the closing of the Business Combination), (ii) no interest is earned on the funds held in the Trust Account, (iii) no public shares are redeemed in connection with the Business Combination and (iv) our sponsor, Anchor Investors and forward purchasers hold in the aggregate upon completion of the Business Combination a total of 7,482,500 Class B ordinary shares, and does not take into account other potential impacts on our valuation at the time of the Business Combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our public shares, (iii) the Business Combination transaction costs (including payment of $7,675,500 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A ordinary shares held by public shareholders, Anchor Investors and forward purchasers	29,930,000 shares
Class B ordinary shares held by our sponsor, Anchor Investors and forward purchasers	7,482,500 shares
Total ordinary shares	37,412,500 shares
Total funds at the Business Combination	$301,493,000.00
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Our sponsor’s investment per Class B ordinary share(2)	$0.99
Implied value per Class A ordinary share upon the Business Combination(3)	$8.06

(1)
While the public shareholders’ investment is in both the public shares and public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)
The sponsor’s total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $7,379,000 total investment in the private placement warrants, is $7,404,000. For purposes of this table, the full investment amount is ascribed to the founder shares only.
(3)
All founder shares held by our sponsor, Anchor Investors and forward purchasers would automatically convert into Class A ordinary shares upon completion of the Business Combination.

Based on these assumptions, each Class A ordinary share would have an implied value of $8.06 per share upon completion of the Business Combination, representing a 19.4% decrease from the initial implied value of $10.00 per public share. While the implied value of $8.06 per Class A ordinary share upon completion of the Business Combination would represent a dilution to the holders of our Class A ordinary shares, this would represent a significant increase in value for the holders of our Class B ordinary shares relative to the price it paid for such share. At $8.06 per Class A ordinary share, the 7,482,500 Class A ordinary shares that the sponsor, Anchor Investors and forward purchasers would own upon completion of the Business Combination (after automatic conversion of their 7,482,500 founder shares) would have an aggregate implied value of $60,308,950. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor, Anchor Investors and forward purchasers will be significantly greater than the amount paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the Business Combination is as low as $1.52 per share. As a result, our sponsor, Anchor Investors and forward purchasers are likely to earn a substantial profit on their investment in us upon disposition of their Class A ordinary shares that have been converted from their founder shares even if the trading price of our Class A ordinary shares declines after we complete the Business Combination. Our sponsor, Anchor Investors and forward purchasers may therefore be economically incentivized to complete a Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor, Anchor Investors and forward purchasers had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Your only opportunity to affect your investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of the Business Combination. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect your investment decision regarding the Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe the Business Combination.

If we seek shareholder approval of the Business Combination, our initial shareholders and management team have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Our initial shareholders own 20% of the sum of our issued and outstanding ordinary shares following the completion of our IPO and 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to the Business Combination. Our Memorandum and Articles provide that, if we seek shareholder approval of a Business Combination, such Business Combination will be approved if it is approved by an ordinary resolution. Our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and any public shares they hold, in favor of the Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would need 7,223,751, or 32.9%, of the 21,930,000 public shares sold in our IPO and in connection with the underwriter’s partial exercise of its over-allotment option (assuming all outstanding shares are voted and including 2,000,000 founder shares issued to our sponsor in connection with the forward purchase agreements), or no public shares of the 21,930,000 public shares sold in our IPO and in connection with the underwriter’s partial exercise of its over-allotment option (assuming only the minimum number of shares representing a quorum are voted and including 2,000,000 founder shares issued to our sponsor in connection with the forward purchase agreements) to be voted in favor of a Business Combination in order to have the Business Combination approved. Accordingly, if we seek shareholder approval of the Business Combination, the agreement by our initial shareholders and management team to vote in favor of the Business Combination will increase the likelihood that it is approved by an ordinary resolution, being the requisite shareholder approval for such Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in a Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of the Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of the Business Combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related Business Combination, and we may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us. If we are able to consummate a Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our Class A ordinary shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for the Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust

Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of the Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our Class A ordinary shares could increase the risk that the Business Combination would be unsuccessful and that you would have to wait for liquidation of our Trust Account in order to redeem your shares.

If the Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the risk that the Business Combination will be unsuccessful would increase. If the Business Combination is unsuccessful, you would not receive your pro rata portion of the funds held in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete the Business Combination within 18 months after the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022, or as may be extended by the Shareholder Extension Period, as applicable) may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete the Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete the Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, or as may be extended by the Shareholder Extension Period, as applicable). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete the Business Combination with that particular target business, we may be unable to complete the Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into the Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any partner business with which we ultimately complete a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a Business Combination could be materially and adversely affected.

Furthermore, we may be unable to complete a Business Combination if concerns relating to the COVID-19 pandemic continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to complete a Business Combination, or the operations of a partner business with which we ultimately complete a Business Combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we are unable to consummate the Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022, or as may be extended by the Shareholder Extension Period, as applicable), our public shareholders may be forced to wait beyond such 18 months (or up to 24 months, or as may be extended by the Shareholder Extension Period, as applicable) before redemption from our Trust Account.

If we are unable to consummate the Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, or as may be extended by the Shareholder Extension Period, as applicable), the funds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Memorandum and Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months from the closing of our IPO (or up to 24 months, or as may be extended by the Shareholder Extension Period, as applicable) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the funds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate the Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete the Business Combination.

We may not be able to complete the Business Combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our initial shareholders have agreed that we must complete the Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022, or as may be extended by the Shareholder Extension Period, as applicable). We may not be able to find a suitable target business and complete the Business Combination within such time period. Our ability to complete the Business Combination may be negatively impacted by general economic and market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete the Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed the Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “—General Risk Factors—If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

We may attempt to complete the Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate the Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of the Business Combination and could even result in our inability to find a target or to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate a Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into a Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination, and may result in our inability to consummate a Business Combination on terms favorable to our investors or at all.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete the Business Combination. If we are unable to complete the Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of the Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for the Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and consummating a Business Combination within the required time period. If we are unable to complete the Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. See “—General Risk Factors—If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Subsequent to our completion of the Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Business Combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue the Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although expected to focus on financial services companies, our efforts to identify a prospective Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue a Business Combination opportunity in any industry, sector or location (excluding China, Hong Kong and Macau), we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic financial services investments globally. Our Memorandum and Articles prohibit us from effectuating a Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete the Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the prospectus dated January 19, 2022 regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into the Business Combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into the Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into the Business Combination will not have some or any of these positive attributes. If we complete the Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of the Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete the Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. See “—General Risk Factors—If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

We may only be able to complete one Business Combination with the proceeds of our IPO and the sale of the private placement warrants and forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate the Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate the Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing the Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•
solely dependent upon the performance of a single business, property or asset; or
•
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to the Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete the Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, or delay our ability, to complete the Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact the value of our securities, our profitability and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Business Combination with which a substantial majority of our shareholders do not agree.

Our Memorandum and Articles provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. However, we may be able to complete the Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of the Business Combination and do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

We are not required to obtain an opinion from an independent investment banking firm or from an accounting, valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete the Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from an accounting, valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to the Business Combination.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Business Combination within the required timeframe, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete the Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete the Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, pursuant to the registration and shareholders rights agreement entered into on January 19, 2022 (the “Registration and Shareholder Rights Agreement”), our sponsor will be entitled to nominate two individuals for election to our board of directors, as long as the sponsor holds any securities covered by the Registration and Shareholder Rights Agreement, which is described under the section of the prospectus dated January 19, 2022 entitled “Description of Securities—Registration Rights.”

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete the Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate a Business Combination.

Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete a Business Combination in a material manner and may have an adverse effect on the price of our securities.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of any of our public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may face risks related to financial services businesses.

Business combinations with financial services businesses may involve special considerations and risks. If we complete the Business Combination with a financial services business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

•
if the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;
•
if we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;
•
our ability to provide financial products and services to customers may be reduced or eliminated by regulatory changes;
•
any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;
•
difficulties with any products or services we provide could damage our reputation and business;
•
a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and
•
we may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to financial services businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Related to Our Operations

Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for the Business Combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any Business Combination we may consummate. You should not rely on the historical experiences of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or the returns the company will, or is likely to, generate going forward or as indicative of any other prior investment by any of the members of our management team. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Our management may not be able to maintain control of a target business after the Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure the Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed the Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for other employers, and other third parties with which they are affiliated. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect the Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following the Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect the Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following the Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely evaluate any individuals we engage after the Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following the Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of the Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination.

Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of the Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of the Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of the Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete the Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting the Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. The impacts of the COVID-19 pandemic exacerbate these risks. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of the Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of the Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following the Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete the Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of the Business Combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our officers and directors also serve and may in the future serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete the Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section herein entitled “Management—Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate the Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. To address the matters set out above, our Memorandum and Articles provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any Business Combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our Amended and Restated Articles of Association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

In addition, our sponsor and our officers and directors may invest in other sponsors of, sponsor or form other, special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing a Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete the Business Combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections herein entitled “Management—Officers and Directors,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or investment or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our best interest. If this were the case, and the directors fail to act in accordance with their fiduciary duties to us as a matter of Cayman Islands law we may have a claim against such individuals. See the section of the prospectus dated January 19, 2022 entitled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the funds in the Trust Account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.10 per share.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete the Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in the section of the prospectus dated January 19, 2022 entitled “Proposed Business—Effecting The Business Combination—Evaluation of a Target Business and Structuring of The Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting, valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, forward purchasers, officers and directors will lose their entire investment in us if the Business Combination is not completed (other than with respect to public shares they acquired during the IPO or may acquire after our IPO), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for the Business Combination.

On March 5, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 founder shares, par value $0.0001. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. On August 16, 2021, pursuant to a downsize of our IPO, our sponsor surrendered an aggregate of 1,437,500 founder shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender. On August 23, 2021, in connection with entering into forward purchase agreements, (i) our sponsor transferred to forward purchasers an aggregate of 825,000 founder shares for no cash consideration and (ii) the Company issued 1,375,000 founder shares to the sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding. On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 founder shares at par value and our sponsor surrendered to the Company the same number of founder shares for no cash consideration and (ii) the Company issued 625,000 founder shares to the sponsor, resulting in an aggregate of 7,482,500 Class B ordinary shares outstanding. On February 1, 2022, the sponsor surrendered to the Company for no consideration 267,500 founder shares in connection with the underwriter’s forfeiture of its remaining over-allotment option that was not exercised at the Over-allotment Offering. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the sum of the outstanding shares after our IPO and 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. In connection with the IPO, the Anchor Investors acquired from the sponsor an aggregate of 1,427,250 founder shares, with an aggregate fair value of $10,304,745. The founder shares will be worthless if we do not complete a Business Combination. In addition, our sponsor has purchased an aggregate of 7,379,000 private placement warrants for an aggregate purchase price of $7,379,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete the Business Combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the 18-month anniversary of the closing of our IPO (or up to 24-month anniversary of the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022, or as may be extended by the Shareholder Extension Period, as applicable) nears, which is the deadline for our completion of a Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Following the closing of our IPO, our initial shareholders own 20% of the sum of our issued and outstanding ordinary shares (including the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements) and 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Memorandum and Articles. In addition, the founder shares, all of which are held by our initial shareholders, will entitle the holders thereof to elect all of our directors prior to the Business Combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. This director election amendment provision of our Memorandum and Articles and other provisions related to pre-Business Combination activities may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to the Business Combination. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the prospectus dated January 19, 2022. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of the Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Company has agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of the Business Combination.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate a Business Combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares, which will include the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements, will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders) plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination (including the forward purchase shares and Class A ordinary shares into which the Class B ordinary shares are converted, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination; provided that such conversion of founder shares will never occur on less than a one-for-one basis.

Our initial shareholders paid an aggregate of $25,000, or approximately $0.003 per founder share, and, accordingly, purchasers of shares in our IPO experienced immediate and substantial dilution from the purchase of our Class A ordinary shares.

Purchasers of shares in our IPO incurred an immediate and substantial dilution of approximately 119.3% (or $11.93 per share, accounting for the underwriter’s exercise of its over-allotment option in part to purchase 1,930,000 Units), the difference between the pro forma net tangible book value per share after our IPO of $(1.93) and the initial offering price of $10.00 per public share. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of the Business Combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with the Business Combination would be disproportionately dilutive to our Class A ordinary shares.

If we seek shareholder approval of the Business Combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of the Business Combination and we do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase our Class A ordinary shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of the Business Combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE listing rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with the Business Combination. Any such purchases of our securities may result in the completion of the Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See the section of the prospectus dated January 19, 2022 entitled “Proposed Business—Effecting The Business Combination—Permitted Purchases of Our Securities” for a description of how our sponsor, initial shareholders, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

In evaluating a prospective target business for the Business Combination, our management may consider the availability of all of the funds from the sale of the forward purchase shares, which may be used as part of the consideration to the sellers in the Business Combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate the Business Combination.

We have entered into forward purchase agreements pursuant to which the forward purchasers have agreed to purchase an aggregate of 8,000,000 forward purchase shares plus 2,000,000 redeemable warrants for a purchase price of $10.00 per forward purchase share, or $80,000,000 in the aggregate, in a private placement to close concurrently with the Business Combination. The funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in the Business Combination, expenses in connection with the Business Combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the Business Combination. However, the forward purchasers may purchase less than 8,000,000 forward purchase shares in accordance with the terms of the forward purchase agreements. In addition, the forward purchasers’ commitment under the forward purchase agreements will be subject to their rights to terminate their commitment at any time before we enter into a definitive agreement regarding the Business Combination. Accordingly, if any forward purchasers exercise their rights to terminate their commitment, such forward purchaser will not be obligated to purchase any forward purchase securities, and we will not receive any of the amounts committed under such forward purchase agreement. If the sale of the forward purchase shares does not close or is for less than 8,000,000 forward purchase shares, for any reason, including by reason of the failure by some or all of the forward purchasers to fund the purchase price for their forward purchase shares, for example, we may lack sufficient funds to consummate the Business Combination. Additionally, the forward purchasers’ obligations to purchase the forward purchase shares are subject to termination prior to the closing of the sale of the forward purchase shares by mutual written consent of the company and each forward purchaser, or, automatically (i) if a definitive agreement regarding the Business Combination is not entered into within 24 months from the closing of our IPO, unless further extended by the Shareholder Extension Period or such longer period as is mutually agreed between us and a forward purchaser; or (ii) if our sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our sponsor or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. The forward purchasers’ obligations to purchase their forward purchase shares are subject to fulfillment of customary closing conditions, including the following: (i) the Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase shares; and (ii) the Company must have delivered to the forward purchasers a certificate evidencing the company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase shares. In the event of any such failure to fund by a forward purchaser, any obligation is so terminated or any such condition is not satisfied and not waived by a forward purchaser, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-Business Combination company. While each forward purchaser has represented to us that it has sufficient funds to satisfy its obligations under the respective forward purchase agreements, we have not obligated the forward purchasers to reserve funds for such obligations, and the forward purchaser may terminate its commitment at any time before we enter into a definitive agreement regarding the Business Combination.

If the forward purchasers purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential Business Combination.

The forward purchasers have redemption rights with respect to any public shares they own, subject to the limitation that under the Company’s Memorandum and Articles that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the public shares, without the prior consent of the Company. If management proposes a Business Combination that some or all of the forward purchasers are not in favor of, such forward purchasers may decide to purchase public shares in the open market and seek to leverage their redemption rights to influence whether such Business Combination is consummated. This could result in our having to negotiate for more favorable terms for the forward purchasers, which could jeopardize our ability to successfully consummate a Business Combination. See “—In evaluating a prospective target business for the Business Combination, our management may consider the availability of all of the funds from the sale of the forward purchase shares, which may be used as part of the consideration to the sellers in the Business Combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate the Business Combination.”

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Risks Related to Our Corporate Governance and Shareholder Rights

Prior to the closing of the Business Combination, holders of our founder shares are the only shareholders of the Company which will have the right to vote on the appointment of directors. Therefore, following the listing of our shares on NYSE, NYSE may consider us to be a “controlled company” within the meaning of NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the closing of the Business Combination, holders of our founder shares are the only shareholders of the Company that will have the right to vote on the appointment of directions. As a result, NYSE may consider us to be a ‘controlled company’ within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•
we have a board that includes a majority of ‘independent directors,’ as defined under NYSE listing standards;
•
we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of NYSE corporate governance requirements.

We may not hold an annual general meeting until after the consummation of the Business Combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes, each of which (except for those directors appointed prior to our first annual general meeting) will generally serve for a term of three years with only one class of directors being appointed in each year. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of the Business Combination.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Memorandum and Articles or governing instruments in a manner that will make it easier for us to complete the Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate a Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Memorandum and Articles requires a special resolution, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our Memorandum and Articles require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within 18 months of the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022, or as may be extended by the Shareholder Extension Period, as applicable) or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including our warrant agreement or extend the time to consummate a Business Combination in order to effectuate the Business Combination.

The provisions of our Memorandum and Articles that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Memorandum and Articles to facilitate the completion of a Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their memorandum and articles which prohibits certain amendments, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those blank check companies, amendment of these provisions typically requires the approval by holders holding between 90% and 100% of the company’s public shares. Our Memorandum and Articles provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares following the closing of our IPO (including the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements) plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements, will participate in any vote to amend our Memorandum and Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Memorandum and Articles which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Memorandum and Articles.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022) or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

After the Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after the Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the prospectus dated January 19, 2022 will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to the Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors be appointed in each year.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete the Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the Registration and Shareholder Rights Agreement, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants. Pursuant to the forward purchase agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the Business Combination (and, with respect to clause (ii) below, within 30 days following announcement of the results of the shareholder vote relating to the Business Combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with the Business Combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the forward purchasers, including any time after we complete the Business Combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the Business Combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the forward purchaser ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make the Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or holders of our private placement warrants or their respective permitted transferees are registered.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants and forward purchase warrants with the approval by the holders of at least 50% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus dated January 19, 2022, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants; provided that the approval by the holders of at least 50% of the then-outstanding public warrants and forward purchase warrants is required to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants and forward purchase warrants with the consent of at least 50% of the then-outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate a Business Combination.

After the consummation of our IPO and the concurrent private placements of warrants, we have 18,344,000 warrants outstanding (comprised of the 10,965,000 warrants included in the Units, the 6,800,000 private placement warrants, and the 579,000 Over-allotment Private Placement warrants). We account for these warrants as a warrant liability, which means that we record them at fair value upon issuance with any changes in fair value each period reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a Business Combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate a Business Combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of our warrants will not be deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate a Business Combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate a Business Combination with a target business.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests through the U.S. federal courts, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our Memorandum and Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by Maples and Calder (Singapore) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Participation in our IPO by our Anchor Investors reduced the public float for our shares.

Our Anchor Investors purchased an aggregate of 20,000,000 of the Units in the IPO (or 100% of the Units in the IPO), reducing the available public float for our shares. This reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our shares relative to what they would have been had such shares been purchased by public investors.

Provisions in our Memorandum and Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Memorandum and Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Related to Ownership of Our Securities

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete a Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 following the completion of our IPO and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete the Business Combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of the prospectus dated January 19, 2022 entitled “Proposed Business—Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022) or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of our public shares if we have not completed a Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the funds held in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to list our Units on NYSE. As of March 14, 2022, Class A ordinary shares and warrants are eligible to trade separately, and we anticipate that the Class A ordinary shares and warrants will be separately listed on NYSE. Although following our IPO we have met, on a pro forma basis, the minimum initial listing standards set forth in NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to the Business Combination. In order to continue listing our securities on NYSE prior to the Business Combination, we must maintain certain financial, distribution and share price levels. Generally, following our IPO, we must maintain a minimum number of holders of our securities (generally 300 public holders).

Additionally, our Units will not be traded after the completion of the Business Combination and, in connection with the Business Combination, we will be required to demonstrate compliance with NYSE initial listing requirements, which are more rigorous than NYSE continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, in order for our shares to be listed upon the consummation of our Business Combination, at such time our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have at least 300 round lot shareholders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and warrants are listed on NYSE, our Units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in the circumstances described in “Description of Securities—Warrants—Public Shareholders’ and Forward Purchase Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00.” If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with the Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with the Business Combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of the prospectus dated January 19, 2022 entitled “Proposed Business—Effecting The Business Combination—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

If we seek shareholder approval of the Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of the Business Combination and we do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, our Memorandum and Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, this limitation on redeeming Excess Shares would not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete the Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete the Business Combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue additional Class A ordinary shares or preference shares to complete the Business Combination or under an employee incentive plan after completion of the Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of the Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Memorandum and Articles authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), 20,000,000 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” or “founder shares”), and 1,000,000 preference shares, par value $0.0001 per share. There are currently 178,070,000 and 12,517,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Memorandum and Articles, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to the Business Combination. We have no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete the Business Combination or under an employee incentive plan after completion of the Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of the Business Combination as a result of the anti-dilution provisions as set forth therein. However, our Memorandum and Articles provide, among other things, that prior to the Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. These provisions of our Memorandum and Articles, like all provisions of our Memorandum and Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in our IPO;
•
may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•
may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and
•
may not result in adjustment to the exercise price of our warrants.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of the Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 90 business days following the closing of the Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis, in which case the number of Class A ordinary shares that the holders of warrants will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain an effective registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify for sale the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and no exemption is available.

If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Unit. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying the Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “ covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless. Additionally, the exercise price for the warrants is $11.50 per share and the warrants may expire worthless unless the share price is higher than the exercise price during the exercise period.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). Please see the section of the prospectus dated January 19, 2022 entitled “Description of Securities—Warrants—Public Shareholders’ and Forward Purchase Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00.” If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us pursuant to this redemption right (except as described in the section of the prospectus dated January 19, 2022 entitled “Description of Securities—Warrants—Public Shareholders’ and Forward Purchase Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00”) so long as they are held by our sponsor or their permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see the section of the prospectus dated January 19, 2022 entitled “Description of Securities—Warrants—Public Shareholders’ and Forward Purchase Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Finally, the exercise price of the warrants is $11.50 per share, subject to adjustment. As a result, the warrants may expire worthless unless the share price reaches that level during the exercise period.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate the Business Combination.

We issued warrants to purchase 10,965,000 of our Class A ordinary shares as part of the Units offered by the prospectus dated January 19, 2022 and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 7,379,000 private placement warrants, at $1.00 per warrant. We will also issue 2,000,000 forward purchase warrants concurrently with the sale of the forward purchase shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other special purpose acquisition companies.

Each Unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. Only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive business partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

The determination of the offering price of our Units and the size of our IPO is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our Units properly reflects the value of such Units than you would have in a typical offering of an operating company.

Prior to our IPO there was no public market for any of our securities. The public offering price of the Units and the terms of the warrants were negotiated between us and the underwriter. In determining the size of our IPO, management held customary organizational meetings with the representatives of the underwriter, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriter believed it reasonably could raise on our behalf. Factors considered in determining the size of our IPO, prices and terms of the Units, including the Class A ordinary shares and warrants underlying the Units, included:

•
the history and prospects of companies whose principal business is the acquisition of other companies;
•
prior offerings of those companies;
•
our prospects for acquiring an operating business at attractive values;
•
a review of debt to equity ratios in leveraged transactions;
•
our capital structure;
•
an assessment of our management and their experience in identifying operating companies;
•
general conditions of the securities markets at the time of our IPO; and
•
other factors as were deemed relevant.

Although these factors were considered, the determination of our offering size, price and terms of the Units was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on a Business Combination meeting certain financial significance tests include target historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete the Business Combination within the prescribed timeframe.

Risks Related to Acquiring and Operating a Business in Foreign Countries

We may reincorporate in another jurisdiction in connection with the Business Combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with the Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income or otherwise subject it to adverse tax consequences in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident or subject to tax if it is a tax transparent entity). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes, other taxes or other adverse tax consequences with respect to their ownership of us after the reincorporation.

If we effect the Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for the Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for the Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing the Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect the Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•
costs and difficulties inherent in managing cross-border business operations;
•
rules and regulations regarding currency redemption;
•
complex corporate withholding taxes on individuals;
•
laws governing the manner in which future Business Combinations may be effected;
•
exchange listing and/or delisting requirements;
•
tariffs and trade barriers;
•
regulations related to customs and import/export matters;
•
local or regional economic policies and market conditions;
•
unexpected changes in regulatory requirements;
•
challenges in managing and staffing international operations;
•
longer payment cycles;
•
tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•
currency fluctuations and exchange controls;
•
rates of inflation;
•
challenges in collecting accounts receivable;
•
cultural and language differences;
•
employment regulations;
•
underdeveloped or unpredictable legal or regulatory systems;
•
corruption;
•
protection of intellectual property;

•
social unrest, crime, strikes, riots and civil disturbances;
•
regime changes and political upheaval;
•
terrorist attacks and wars; and
•
deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following the Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following the Business Combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After the Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate the Business Combination and if we effect the Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, upon consummation of the Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of the Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with the Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with the Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

General Risk Factors

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of June 30th of the prior year, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of June 30th of the prior year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the Business Combination, require substantial financial and management resources, and increase the time and costs of completing a Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete the Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the prospectus dated January 19, 2022 captioned “Taxation—Material U.S. Federal Income Tax Considerations to U.S. Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the timing of the Business Combination (see the section of the prospectus dated January 19, 2022 captioned “Taxation—Material U.S. Federal Income Tax Considerations to U.S. Holders—Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year (of which there can be no assurance), we may provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will be able to provide such required information, and in any event, such election would be unavailable with respect to our warrants. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the prospectus dated January 19, 2022 captioned “Taxation—Material U.S. Federal Income Tax Considerations to U.S. Holders—Passive Foreign Investment Company Rules.”

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•
restrictions on the nature of our investments; and
•
restrictions on the issuance of securities,

each of which may make it difficult for us to complete the Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•
registration as an investment company with the SEC;
•
adoption of a specific form of corporate structure; and
•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are not currently subject.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for another exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our Company is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in the prospectus dated January 19, 2022) or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity; or (iii) absent a Business Combination within 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO, or as may be extended by the Shareholder Extension Period, as applicable), our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete the Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. See “—General Risk Factors—If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete the Business Combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete the Business Combination, and results of operations.

Data privacy and security breaches, including, but not limited to, cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

In searching for targets for the Business Combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all third parties, vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Marcum Bernstein

& Pinchuk LLP, our independent registered public accounting firm, and the underwriter of our IPO, except with respect to the deferred underwriting commission in the case of liquidation, have not executed agreements with us waiving such claims to the monies held in the Trust Account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them, and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed the Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which the prospectus dated January 19, 2022 forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum Bernstein & Pinchuk LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete the Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties, vendors and prospective target businesses.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in Trust Account such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The net proceeds of our IPO and certain proceeds from the sale of the private placement warrants, in the amount of $202,000,000, will be held in an interest-bearing Trust Account. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete the Business Combination or make certain amendments to our Memorandum and Articles, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

If, after we distribute the funds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the funds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the funds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the funds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of approximately $18,000 and to imprisonment for five years in the Cayman Islands.

An investment in our Company may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our Company may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each Unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s (as defined below in “Taxation—Material U.S. Federal Income Tax Considerations to U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section of the prospectus dated January 19, 2022 captioned “Taxation—Material U.S. Federal Income Tax Considerations to U.S. Holders” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently utilize office spaces at Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands and Suite 3102, Two Exchange Square, 8 Connaught Place, Central, Hong Kong, China, leased from our sponsor as our executive offices. Commencing on January 19, 2022, we pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and warrants are listed on NYSE under the symbols “GAQ.U”, “GAQ” and “GAQWS”, respectively.

Holders

As of March 30, 2022, there were 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 28 holders of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares, Class B ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of the Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Business Combination. The payment of any cash dividends subsequent to a Business Combination will be within the discretion of our board of directors at such time. If we incur any indebtedness in connection with the Business Combination or otherwise, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed under the laws of the Cayman Islands on March 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate the Business Combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the sale of our shares in connection with the Business Combination (pursuant to backstop agreements which we currently have no plan of entering into but may enter into in the future or forward purchase agreements or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of the Business Combination. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our IPO. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On January 24, 2022, we consummated our IPO of 20,000,000 Units at an offering price of $10.00 per Unit and a Private Placement of 6,800,000 private placement warrants at a price of $1.00 per warrant, generating gross proceeds of $206,800,000. A total of $202,000,000 in Offering Proceeds, comprised of the net proceeds of the IPO and certain proceeds from the Private Placement, was placed in the Trust Account, $2,020,000 was paid to the underwriters and $1,412,619 was deducted for payment of the other offering expenses in connection with the IPO. The remaining $1,367,381 in Offering Proceeds was deposited in the operating bank to be used as our working capital.

On February 1, 2022, the underwriter exercised its over-allotment option in part to purchase 1,930,000 Units and forfeited the remaining portion of such option. Concurrently with the underwriter’s exercise of such option, we consummated a private placement of 579,000 private placement warrants at a price of $1.00 per warrant. A total of $19,493,000, comprised of the net proceeds of the Over-allotment Offering and gross proceeds from the Over-allotment Private Placement, was placed in the Trust Account.

For the period from March 3, 2021 (inception) through December 31, 2021, we had a net loss of $21,082, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had $131,912 in our operating bank account. The working capital deficit as of December 31, 2021 was $1,379,062 (excluding Deferred Offering Costs).

Our liquidity needs up to December 31, 2021 had been satisfied through a payment from our sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from our sponsor of $275,000, which was fully repaid on January 31, 2022, after the closing of our IPO. On January 24, 2022, we consummated our IPO of 20,000,000 Units at $10.00 per Unit and a Private Placement of 6,800,000 private placement warrants at a price of $1.00 per warrant, generating gross proceeds of $206,800,000. After deducting $202,000,000 in Offering Proceeds deposited into the trust account, $2,020,000 paid to the underwriters and $1,412,619 for payment of the other offering expenses in connection with the IPO, $1,367,381 was deposited into the operating bank account to be used as our working capital.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,675,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account. The deferred commissions will be released to the underwriter only on and concurrently with completion of a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S.

Deferred Offering Costs

We comply with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of this Annual Report. As a result, this Annual Report does not address whether there have been any changes in our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

NAME	AGE	POSITION
Roy Kuan	55	Chief Executive Officer and Chairman of the Board
Norimitsu Niwa	50	Chief Operating Officer and Director
Catherine Kwok	39	Chief Financial Officer
Gary Chan	53	Independent Director
SungHwan Cho	47	Independent Director
Mei Gao	49	Independent Director

Roy Kuan serves as our Chief Executive Officer and has 25 years of private equity experience in Asia. Mr. Kuan currently is a private investor across a variety of asset classes and serves on the boards or advisory boards of several private and public companies across the TMT, consumer, and industrial sectors in Asia. Mr. Kuan previously served as a Managing Partner at CVC Capital Partners (“CVC”), a global private equity firm from 1999 to 2020. He was a Co-founder of CVC’s Asian private equity business, served on the firm’s Asian Investment and Portfolio Committees, and was also a member of CVC’s Board of Directors. Prior to CVC, Mr. Kuan was an Investment Director at Citigroup’s Asian private equity investment division from 1996 to 1999. During his private equity career, Mr. Kuan participated in 23 investments across the Target Sectors, with a total equity investment amount of $3.1 billion and achieved $7.9 billion in total realized value. Mr. Kuan has also been involved in 10 IPOs in the region. Mr. Kuan’s selected investments in the Target Sectors include TechnoPro Holdings (R&D staffing, Japan), Hong Kong Broadband Network (broadband services, Hong Kong), Arteria Networks (enterprise data communications, Japan), Infastech (technology components, Asia), Haitai Confectionery (snack products, South Korea), CJ CGV (cinemas, South Korea) and 39 Home Shopping (media commerce, Korea). Mr. Kuan currently serves as a director or advisory board member of several other companies in the Target Sectors, including eBroker (online wealth management, China), Food Union Enterprises (dairy products, Asia and Europe) and Point Avenue (education technology, Southeast Asia). Mr. Kuan received his MBA degree from the Wharton School, University of Pennsylvania. He earned his B.A. degree from Georgetown University, where he was a George F. Baker Scholar. Mr. Kuan is based in Hong Kong.

Norimitsu Niwa serves as our Chief Operating Officer and has 19 years of private equity and principal investments experience. Previously, Mr. Niwa was the Head of Strategic Investments at Prored Partners from 2019 to 2020, where he founded and developed the principal investment arm of a TSE-listed consulting firm. Prior to Prored Partners, Mr. Niwa was a Senior Managing Director at CVC in Japan from 2007 to 2017. During the course of his investment career, he has completed 6 investments with a total equity investment amount of $1.6 billion and 5 add-on acquisitions. Mr. Niwa was also involved in 3 IPOs in Japan. Mr. Niwa was a deal team member in the following deals in the Target Sectors in Japan, including BellSystem24 (contact centers), Nikko Asset Management (financial services), Genesis Technology (semiconductor testing) TechnoPro Holdings, Arteria Networks and HITOWA Holdings (senior care, nursery and household cleaning services). Mr. Niwa received an MBA with Distinction from London Business School and a B.A. from Hitotsubashi University. Mr. Niwa is based in Japan.

Catherine Kwok serves as our Chief Financial Officer. Ms. Kwok previously worked in Maples Fund Services (Asia) and Sovereign Trust (Hong Kong) as Finance Manager and Finance Director, respectively. Prior to these companies, she worked in KPMG in their audit practice. Ms. Kwok received a BBA in Accountancy from the Hong Kong University of Science & Technology. Ms. Kwok is based in Hong Kong.

Gary Chan serves as our independent director. Mr. Chan is an Asian financial markets veteran and brings an exceptional track record of originating proprietary transactions. He is Co-founder and Managing Partner of Sangyo Sosei Advisory, a TMT-focused independent boutique investment bank in Japan. Sangyo Sosei Advisory was the merger & acquisition advisor to CVC on its investment in Arteria Networks. Prior to co-founding Sangyo Sosei Advisory in 2009, Mr. Chan was a Managing Director at UBS Japan from 1995 to 2009, where he held various leadership roles including the Head of Japan Telecommunications Investment Banking, Head of Japan Financial sponsors Coverage, and Head of Japan General Industry Group. Prior to investment banking, he was an Institutional Investors-ranked research analyst and served as the Head of Asia Telecommunications Research as well as the Head of Hong Kong and China Research. Mr. Chan received a B.A. from UC Berkeley. Mr. Chan is based in Japan.

SungHwan Cho serves as our independent director. Mr. Cho served as Chief Financial Officer of Icahn Enterprises, LP, a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, food packaging, metals, mining, real estate and home fashion, from March 2012 to June 2021. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. In addition, Mr. Cho has served as a director of many public companies since 2006. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business.

Mei Gao serves as our independent director. Since 2016, Ms. Gao has served as a Partner and the Head of the New York Office of IDG Capital, a leading private equity firm that has engaged in the venture capital business in Asia since 1993. Prior to joining IDG Capital, Ms. Gao was the President of Fore Research & Management, a New York City-based hedge fund. She received a B.A. from Shantou University in China and an MBA from Wilfrid Laurier University in Ontario, Canada. Ms. Gao is also a Chartered Financial Analyst.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors and is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Mr. Cho and Ms. Gao, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Chan, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Kuan and Niwa, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Memorandum and Articles.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Chan and Cho and Ms. Gao are “independent directors” as defined in NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on January 19, 2022, we have agreed to pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors or advisors, or any of their respective affiliates, prior to completion of the Business Combination. However, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination.

After the completion of the Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of the Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of the Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our audit committee, our nominating and corporate governance committee and our compensation committee will be composed solely of independent directors. Subject to phase-in rules, NYSE listing standards and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE listing standards require that the compensation committee and the nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee will operate under a charter that complies with NYSE rules, is approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website at https://gaq.gen-mgmt.com/.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Chan and Cho and Ms. Gao serve as members of our audit committee, and Mr. Chan chairs the audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Chan and Cho and Ms. Gao meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Chan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•
pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Chan and Cho and Ms. Gao serve as members of our compensation committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Chan and Cho and Ms. Gao are independent directors, and Mr. Chan chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
•
reviewing our executive compensation policies and plans;
•
implementing and administering our incentive compensation equity-based remuneration plans;
•
assisting management in complying with our proxy statement and annual report disclosure requirements;
•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•
producing a report on executive compensation to be included in our annual proxy statement; and
•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of up to $10,000 per month, for up to 18 months (or up to 24 months, or as may be extended by the Shareholder Extension Period, as applicable), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors, advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a Business Combination. Accordingly, it is likely that prior to the consummation of a Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Messrs. Chan and Cho and Ms. Gao, our independent directors, and Mr. Chan chairs the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
•
developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•
coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
•
reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to the Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual general meeting. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees, which is available on our website. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this Annual Report entitled “Where You Can Find Additional Information.”

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)
duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;
(ii)
duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
(iii)
duty not to improperly fetter the exercise of future discretion;
(iv)
duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and
(v)
duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Memorandum and Articles or alternatively by shareholder approval at general meetings.

Our officers and directors and/or advisors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer, director and/or is or will be required to present a Business Combination opportunity to such entity. Our officers and directors and advisors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, if any of our directors or officers or advisors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Our management team, in their capacities as members, officers or employees of our sponsor or its affiliates or in their other endeavors, may be required to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us. To address the matters set out above, our Memorandum and Articles provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any Business Combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our Amended and Restated Articles of Association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers or advisors will materially affect our ability to complete the Business Combination.

Below is a table summarizing entities to which our officers and directors currently have fiduciary duties, contractual obligations or other affiliations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Roy Kuan	Computime Group Ltd.	IoT controls and appliances	Independent Non-executive Board Director

	Point Avenue Holdings Pte. Ltd.	Education services	Non-executive Board Director

	Food Union Enterprises Ltd.	Dairy and ice cream producer	Non-executive Chairman

	Gaw Strategic Acquisition Co.	Special purpose acquisition company	Independent Non-executive Director
	Provident Acquisition Corp.	Special purpose acquisition company	Advisor (non-executive, not a director)
	E-Broker Holding Ltd.	Wealth advisory company	Advisor (non-executive, not a director)

	CVC Capital Partners SICAV-FIS S.A.	Private Equity and Credit	Shareholder

	CPC sponsor Opportunities I, LP(1)	Private Equity	Investor via an investment vehicle

Norimitsu Niwa	Anchor Partner Limited	Management of an English education center	Representative Director

	Agility CIS Limited	Provider of a customer management system	Senior Advisor

Gary Chan	Sangyo Sosei Advisory Inc.	Financial advisory including mergers and acquisitions	Managing Partner and Co-founder

SungHwan Cho	-	-	-

Mei Gao	IDG Capital	Venture Capital and Private Equity	Partner

	Cavamont	European Family Office	Board member and Investment Committee member

(1)
CPC sponsor Opportunities I, LP is managed by Carnegie Park Capital LLC. Carnegie Park Capital LLC has entered into a forward purchase agreement with the Company and also manages the funds that have invested in our sponsor as the sponsor investor.

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of the Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our sponsor subscribed for founder shares prior to our IPO and subsequently purchased 6,800,000 private placement warrants in a private placement that closed simultaneously with the consummation of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares they hold in connection with the completion of the Business Combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete the Business Combination within the prescribed timeframe. If we do not complete the Business Combination within the prescribed timeframe, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Business Combination or (ii) the date following the completion of the Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the founder shares will be released from the lockup.
•
The 7,379,000 private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of the Business Combination. Because each of our officers and directors may own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the Business Combination.
•
Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the Business Combination.
•
We are not prohibited from pursuing a Business Combination with a Business Combination target that is affiliated with our sponsor, officers, directors or advisors or completing the Business Combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete the Business Combination with a Business Combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or from an accounting, valuation or appraisal firm, that such Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors or advisors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of the Business Combination. Further, commencing on January 19, 2022, we began to pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative services.

In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit the Business Combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of the Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, actual fraud or the consequences of committing a crime. Our Memorandum and Articles provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also have entered into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Where You Can Find Additional Information

We are subject to reporting obligations under the Exchange Act, including the requirement that we file annual, quarterly and current event reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at our website at https://gaq.gen-mgmt.com/ and the SEC’s website at www.sec.gov. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC’s website.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us.

Commencing on January 19, 2022 through the earlier of consummation of our Business Combination and our liquidation, we will pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors or advisors, or any of their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B ordinary shares as of March 30, 2022 by:

•
each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•
each of our officers, directors and advisors; and
•
all our officers, directors and advisors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 30, 2022.

Name and Address of Beneficial Owner(1)	Numbering of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Generation Asia LLC (our sponsor)(3)	4,855,250	13.0%
Entities affiliated with Atalaya Capital Management LP(4)	2,553,000	6.8%
Entities affiliated with P. Schoenfeld Asset Management LP(5)	2,480,000	6.6%
Entities affiliated with Apollo Capital Management, L.P.(6)	2,480,000	6.6%
Roy Kuan(3)	4,855,250	13.0%
Norimitsu Niwa	—	—̶
Catherine Kwok	—	—̶
Gary Chan	—	—̶
All officers, directors and advisors as a group (13 individuals)	4,855,250	13.0%

(1)
Unless otherwise noted, the business address of each of the following is Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our Business Combination on a one-for-one basis, subject to adjustment, as described in the section of the prospectus dated January 19, 2022 entitled “Description of Securities.” Excludes forward purchase shares that will only be issued, if at all, at the time of our Business Combination.
(3)
Generation Asia LLC, our sponsor, is the record holder of such shares. The managing member of our sponsor is Roy Kuan (the “Managing Member”). The Managing Member may be deemed to have beneficial ownership of the shares.
(4)
Entities affiliated with Atalaya Capital Management LP are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is One Rockefeller Plaza, 32nd Floor, New York, NY 10020, United States of America.
(5)
Entities affiliated with P. Schoenfeld Asset Management LP are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is 1350 Avenue of the Americas, 21st Floor, New York, NY 10019, United States of America.
(6)
Entities affiliated with Apollo Capital Management, L.P. are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is 9 West 57th Street, 37th Floor, New York, NY 10019, United States of America.
(7)
The percentages in the table include the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements, the 1,930,000 Class A ordinary shares purchased by the underwriter pursuant to its over-allotment option and the 267,500 founder shares surrendered to us for no consideration, but exclude the 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements and assume that there were 37,412,500 ordinary shares issued and outstanding as of March 30, 2022.

On March 5, 2021, we issued to our sponsor an aggregate of 7,187,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share. Prior to the initial investment in the Company of $25,000 by the sponsor, the Company had no assets, tangible or intangible. On August 16, 2021, pursuant to a downsize of our IPO, our sponsor surrendered an aggregate of 1,437,500 founder shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender. In connection with entering into the forward purchase agreements, our sponsor transferred to the forward purchasers an aggregate of 1,200,000 founder shares for no cash consideration. In addition, in connection with entering into forward purchase agreements, the Company issued 2,000,000 Class B ordinary shares to the sponsor, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. On February 1, 2022, our sponsor surrendered 267,500 of the founder shares for no consideration in connection with the underwriter’s partial exercise of its over-allotment option, resulting in an aggregate of 7,482,500 Class B ordinary shares outstanding

Immediately after the IPO, our initial shareholders beneficially owned 20% of the then issued and outstanding ordinary shares (including the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements) plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. Only holders of Class B ordinary shares will have the right to vote for the election of, and to remove, directors in any general meeting held prior to or in connection with the completion of our Business Combination, which directors will be proposed by the Company’s board of directors following a nomination by the nominating and corporate governance committee. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our Business Combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Memorandum and Articles and approval of significant corporate transactions including our Business Combination.

Pursuant to a placement warrants purchase agreement dated January 19, 2022, our sponsor purchased 7,379,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein, at a price of $1.00 per warrant, or $7,379,000 in the aggregate, in a private placement that occurred simultaneously with the closing of the IPO. The private placement warrants are identical to the warrants sold in the IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants has been added to the proceeds from the IPO to be held in the Trust Account, the net proceeds from the Over-allotment Offering and the gross proceeds of the Over-allotment Private Placement such that $221,493,000 is currently held in the Trust Account. If we do not complete our Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO, if we extend the period of time to consummate a Business Combination, as described in more detail in this prospectus, or as may be extended by the Shareholder Extension Period, as applicable), the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

Prior to the IPO, we entered into forward purchase agreements pursuant to which the forward purchasers agreed to purchase an aggregate of 8,000,000 Class A ordinary shares, plus 2,000,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share, as applicable, or $80,000,000 in the aggregate, in a private placement to close concurrently with the closing of our Business Combination. In connection with entering into these forward purchase agreements, our sponsor transferred to the forward purchasers an aggregate of 1,200,000 founder shares for no cash consideration. The founder shares transferred to the forward purchasers are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The forward purchasers will have redemption rights with respect to any public shares they own. The forward purchase warrants will have the same terms as our public warrants.

The forward purchase agreements also provide that the forward purchasers are entitled to registration rights with respect to (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the forward purchasers, including any time after we complete our Business Combination.

Generation Asia LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of March 30, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 5, 2021, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs and formation cost in consideration for 7,187,500 founder shares. On August 16, 2021, pursuant to a downsize of the IPO, the sponsor surrendered an aggregate of 1,437,500 founder shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender. On August 23, 2021, in connection with entering into forward purchase agreements, the sponsor transferred to forward purchasers an aggregate of 825,000 founder shares for no cash consideration. On August 23, 2021, in connection with entering into forward purchase agreements, the Company issued 1,375,000 Class B ordinary shares to the sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding. On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 founder shares at par value and the sponsor surrendered to the Company the same number of founder shares for no cash consideration and (ii) the Company issued 625,000 Class B ordinary shares to the sponsor, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding.

On January 24, 2022, pursuant to a private placement warrants purchase agreement dated January 19, 2022, our sponsor purchased an aggregate of 7,379,000 private placement warrants for an aggregate purchase price of $7,379,000, or $1.00 per warrant. The private placement warrants are identical to the warrants sold in the IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On February 1, 2022, our sponsor surrendered 267,500 of the founder shares for no consideration in connection with the underwriter’s forfeiture of its remaining over-allotment option that was not exercised at the Over-allotment Offering.

In connection with the IPO, the Anchor Investors acquired from the sponsor an aggregate of 1,427,250 founder shares, with an aggregate fair value of $10,304,745. The excess of the fair value of the founder shares over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering costs were allocated to the separable financial instruments (i.e., public shares and public warrants) issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to shareholders’ equity upon the completion of the IPO. However, two Anchor Investors have agreed that if such Anchor Investor owns less than the number of Class A ordinary shares it owns immediately after the IPO (i) at the time of any shareholder vote with respect to the initial Business Combination or (ii) on the business day immediately prior to the consummation of the initial business Combination, it will sell back to the sponsor at approximately $0.01 per share the pro rata portion of the founder shares it purchased from the sponsor. However, each such Anchor Investor will be entitled to keep 50% of the founder shares it originally purchased from the sponsor in any event. Such founder shares purchased by such Anchor Investor will not be subject to any requirements to sell them back to the sponsor. The Anchor Investors have agreed to vote any founder shares held by them in favor of the initial Business Combination or to grant voting proxy to the sponsor to vote any founder shares held by it on its behalf. However, because the Anchor Investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of the initial Business Combination, the Company cannot assure you that any of these Anchor Investors will be shareholders at the time the Company’s shareholders vote on the initial Business Combination, and, if they are shareholders, the Company cannot assure you as to how such Anchor Investors will vote on any Business Combination.

The sponsor investor has purchased membership interests in our sponsor entitling it to an economic interest in certain of the founder shares owned by our sponsor and in certain of the private placement units purchased by our sponsor. The sponsor investor has entered into the risk capital subscription agreement with our sponsor, the form of which was filed as an exhibit to the Company’s IPO registration statement. Pursuant to its subscription agreement with our sponsor, the sponsor investor will not be granted any material additional shareholder or other rights, and will only be issued membership interests in our sponsor with no right to control our sponsor or vote or dispose of any founder shares, placement Units or underlying securities owned by our sponsor (which will continue to be held by our sponsor until following our Business Combination).

Prior to our IPO, we entered into forward purchase agreements pursuant to which the forward purchasers agreed to purchase an aggregate of 8,000,000 Class A ordinary shares, plus 2,000,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share, as applicable, or $80,000,000 in the aggregate, in a private placement that closed concurrently with the closing of our IPO. In connection with entering into these forward purchase agreements, our sponsor transferred to the forward purchasers an aggregate of 1,200,000 founder shares for no cash consideration. The founder shares transferred to the forward purchasers are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The forward purchasers will have redemption rights with respect to any public shares they own.

The forward purchase warrants will have the same terms as our public warrants. The forward purchase agreements also provide that the forward purchasers are entitled to registration rights with respect to their (A) forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the forward purchasers, including any time after we complete our Business Combination.

We currently utilize office spaces at Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands and Suite 3102, Two Exchange Square, 8 Connaught Place, Central, Hong Kong, China, leased from our sponsor as our executive offices. Commencing on January 19, 2022, the Company began to pay our sponsor or an affiliate thereof $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 19, 2022 to January 24, 2022, the Company incurred $2,000 such expense, which was recorded as due to related party on the balance sheet.

Each of our directors as well as each of our officers has a financial interest in our sponsor that entitles each of them to participate in any economic return that the sponsor receives for its investment in us in accordance with the terms negotiated with the other holders of financial interests in our sponsor. Accordingly, they will all benefit from any business combination transaction that we conduct to the extent of their interest in our sponsor.

Other than the foregoing and as described in this paragraph, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, advisors or any of their respective affiliates, for services rendered prior to or in connection with the completion of a Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On March 5, 2021, the sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of January 24, 2022, the Company had borrowed $275,000 under the promissory note. On January 31, 2022, the Company fully repaid the note.

In addition, in order to finance transaction costs in connection with an intended Business Combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete a Business Combination, we would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our sponsor or repayments of loans from our sponsor prior to our Business Combination will be made using funds held outside the Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described in the prospectus dated January 19, 2022 under the heading “Principal Shareholders—Registration and Shareholder Rights.”

Related Party Policy

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” herein.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Bernstein & Pinchuk LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from March 3, 2021 (inception) through December 31, 2021 totaled $72,615. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 3, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 3, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from March 3, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO on January 24, 2022. As a result, the audit committee did not pre-approve any of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as part of this Form 10-K:
(1)
Financial Statements:

(2)
Financial Statement Schedules:

None.

(3)
Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).
4.4

Warrant Agreement, dated January 19, 2022, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

10.1

Letter Agreement, dated January 19, 2022, by and among the Company, the Sponsor and certain directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

10.2

Investment Management Trust Agreement, dated January 19, 2022, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

10.3

Registration and Shareholder Rights Agreement, dated January 19, 2022, by and among the Company, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

10.4

Private Placement Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

10.5

Administrative Services Agreement, dated January 19, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

10.6

Form of Indemnity Agreement between the Company and certain directors and officers of the Company (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.7

Promissory Note issued to Generation Asia LLC, dated March 5, 2021 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.8

Securities Subscription Agreement, dated March 5, 2021, by and between Generation Asia LLC and the Registrant (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.9

Form of Investment Agreement by and between the Registrant and each Anchor Investor (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.10

Form of Forward Purchase Agreement by and between the Registrant and each Forward Purchaser (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Furnished.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2022.

GENERATION ASIA I ACQUISITION LIMITED

By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy Kuan, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roy Kuan
Roy Kuan	Chief Executive Officer and Chairman of the Board	March 30, 2022

/s/ Norimitsu Niwa
Norimitsu Niwa	Chief Operating Officer and Director	March 30, 2022

/s/ Catherine Kwok
Catherine Kwok	Chief Financial Officer	March 30, 2022

/s/ Gary Chan
Gary Chan	Director	March 30, 2022

/s/ SungHwan Cho
SungHwan Cho	Director	March 30, 2022

/s/ Mei Gao
Mei Gao	Director	March 30, 2022

GENERATION ASIA I ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Generation Asia I Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Generation Asia I Acquisition Limited (the “Company”) as of December 31, 2021 the related statements of operations, change in shareholders’ deficit and cash flows for the period from March 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from March 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2021.

New York

March 30, 2022

PCAOB ID NO. 5395

GENERATION ASIA I ACQUISITION LIMITED

BALANCE SHEET

December 31, 2021

Assets
Cash on hand	$131,912
Total current assets	131,912
Deferred offering costs	1,345,605
Total assets	$1,477,517

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$1,192,557
Due to related party	43,417
Promissory note - related party	275,000
Total current liabilities	1,510,974

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,750,000 shares issued and outstanding(1)	775
Additional paid-in capital	24,225
Accumulated deficit	(58,457)
Total shareholders’ Deficit	(33,457)
Total Liabilities and Shareholders’ Deficit	$1,477,517

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENT OF OPERATIONS

For the period from March 3, 2021 (Inception) through December 31, 2021
Formation and operating costs	$58,457
Net loss	$(58,457)

Basic and diluted weighted average Class B shares outstanding(1)	7,000,000
Basic and diluted net loss per share	$(0.01)

(1)
This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class B Ordinary Shares				Total Shareholders’
	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	7,750,000	775	24,225	—	25,000
Net loss	—	—	—	(58,457)	(58,457)
Balance as of December 31, 2021	7,750,000	$775	$24,225	$(58,457)	$(33,457)

(1)
This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENT OF CASH FLOWS

For the period from March 3, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(58,457)
Formation and operating costs paid by the Sponsor	8,599
Changes in current assets and liabilities:
Accrued expenses	9,314
Due to related party	43,417
Net cash provided by operating activities	2,873

Cash flows from financing activities:
Proceeds from advances from related party	181,278
Payment of deferred offering costs	(52,239)
Net cash provided by financing activities	129,039

Net change in cash	131,912
Cash, March 3, 2021 (inception)	—
Cash, end of the period	$131,912

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,392
Deferred offering costs paid by the Sponsor under the promissory note	$93,725
Deferred offering costs included in accrued offerings costs and expenses	$1,183,243

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization, Business Operation and Going Concern

Generation Asia I Acquisition Limited (the “Company”) was incorporated as a Cayman Islands exempted company on March 3, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with it.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Generation Asia LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 19, 2022 (the “Effective Date”). On January 24, 2022, the Company consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “IPO”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A Ordinary Share (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,800,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $6,800,000, which is described in Note 4.

Transaction costs amounted to $20,723,092 consisting of $2,020,000 of underwriting commissions, $7,000,000 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors (as described below) and $1,412,619 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on January 24, 2022, $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”), and would be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company has not completed its initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO, if it extends the period of time to consummate a Business Combination, or as may be extended by the Shareholder Extension Period, as applicable) (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity and less up to $100,000 of interest to pay dissolution expenses. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion

The shareholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

The ordinary share subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s ordinary shares is not a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company has not completed the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case the public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and the warrants will expire worthless.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within Combination Period or with respect to any other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the

Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, the Company may not be able to complete its initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by third parties, vendors and prospective target businesses.

Liquidity and Capital Resources

As of December 31, 2021, we had $131,912 in our operating bank account. The working capital deficit as of December 31, 2021 was $1,379,062 (excluding Deferred Offering Costs).

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 31, 2022. On January 24, 2022, the Company commenced the IPO of 20,000,000 units at $10.00 per unit and consummated the Private Placement of 6,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a Private Placement. After deducting $202,000,000 in Offering Proceeds deposited into the trust account and $2,020,000 paid to the underwriters and $1,412,619 for payment of the other offering expenses in connection with the IPO, $1,367,381 was deposited into the operating bank account to be used as the Company's working capital.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide us Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and over-allotment liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held $131,912 in cash, and did not have any cash equivalents as of December 31, 2021.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to fair value of the warrants and then the Class A ordinary shares.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 5). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•
Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not be3lieve that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On January 24, 2022, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or twelve months from January 24, 2022, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Following the closing of the IPO on January 24, 2022, $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment

Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On January 24, 2022, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the management (collectively, “Anchor Investors”), purchased 20,000,000 of the units in IPO (or 100% of the units in IPO).

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Public Units to cover over-allotments. On February 1, 2022, the underwriter exercised its over-allotment option in part to purchase 1,930,000 Units, generating gross proceeds to the Company of $19,300,000, of which the net proceeds to the Company of $18,914,000 were placed in the Trust Account (see Note 8). The underwriter forfeited the remaining portion of the over-allotment option.

Public Warrants

No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding the forward purchase securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrants will become exercisable on the later of 30 days after the completion of its initial Business Combination and twelve months from January 24, 2022, and will expire five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the sale, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the transfer of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 90th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain an effective registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price for a warrant by surrendering each such warrant for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares per whole warrant. The “fair market value” shall mean the per share volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on and including the third business days prior to the date the Company sends to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant)..

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•
in whole and not in part;
•
for cash at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares; and
•
if, and only if, the Reference Value (as defined above) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Sponsor, purchased an aggregate of 6,800,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,800,000 in the aggregate, in a private placement. Concurrently with the underwriter’s exercise of the over-allotment option, the Company consummated a private placement of 579,000 private placement warrants at a price of $1.00 per warrant (the “Over-allotment Private Placement”), generating total proceeds of $579,000.

The Private Placement Warrants are identical to the warrants included in the Units sold in the IPO.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. If the Company does not complete its initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 5—Related Party Transactions

Founder Shares

On March 5, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs and formation cost in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (“Founder Shares”). On August 16, 2021, pursuant to a downsize of the Initial Public Offering, the Sponsor surrendered an aggregate of 1,437,500 Founder Shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender. On August 23, 2021, in connection with entering into forward purchase agreements, the Sponsor transferred to forward purchasers an aggregate of 825,000 Founder Shares for no cash consideration. On August 23, 2021, in connection with entering into forward purchase agreements, the Company issued 1,375,000 Class B ordinary shares for no consideration to the Sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding. On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 Founder Shares at par value and the Sponsor surrendered to the Company the same number of Founder Shares for no cash consideration and (ii) the Company issued 625,000 Class B ordinary shares to the Sponsor for no consideration, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the new issuance.

On February 1, 2022, the Sponsor surrendered 267,500 of the Founder Shares for no consideration in connection with the underwriter’s forfeiture of its remaining over-allotment option that was not exercised at the Over-allotment Offering.

In connection with the IPO, the Anchor Investors acquired from the Sponsor an aggregate of 1,427,250 Founder Shares, with an aggregate fair value of $10,304,745. The excess of the fair value of the Founder Shares over the purchase price was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering costs were allocated to the separable financial instruments (i.e., public shares and Public Warrant) issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to shareholders’ equity upon the completion of the IPO.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination; or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) the Company consummates a transaction after its initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Due to Related Party

As of December 31, 2021, the Company received an aggregate of $43,417 from one related party for working capital purpose. On January 13, 2022, the Company fully repaid such amount.

Promissory Note—Related Party

On March 5, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The loan will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2021, the Company had borrowed $275,000 under the promissory note. On January 31, 2022, the Company fully repaid the note.

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities are first listed on NYSE, the Company will pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6—Commitments & Contingencies

Registration and Shareholder Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering and (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the Initial Public Offering, and the Class A ordinary shares underlying such Private Placement Warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company will grant the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On February 1, 2022, the underwriter exercised its over-allotment option in part to purchase 1,930,000 Units, generating gross proceeds to the Company of $19,300,000 (see Note 9). The underwriter forfeited the remaining portion of the over-allotment option.

On January 24, 2022, the Company paid cash underwriting commissions of $2,020,000.

The underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $7,000,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Forward Purchase Agreement

The Company entered into forward purchase agreements with certain forward purchasers, pursuant to which the forward purchasers intend to purchase an aggregate of 8,000,000 of forward purchase units, consisting of one Class A ordinary share and one-quarter of one redeemable warrant to purchase one Class A ordinary share for a purchase price of $10.00 per forward purchase unit, or an aggregate amount of $80,000,000, in a private placement to close concurrently with the closing of a Business Combination.

The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary stock included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the public warrants.

The forward purchasers may purchase less than 8,000,000 forward purchase units in accordance with the terms of the Forward Purchase Agreements. In addition, the forward purchasers’ commitment under the forward purchase agreements will be subject to their rights to terminate their commitment at any time before we enter into a definitive agreement regarding our initial business combination.

Anchor Investments

As of January 24, 2022, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

However, two Anchor Investors have agreed that if such Anchor Investor owns less than the number of Class A ordinary shares it owns immediately after the IPO (i) at the time of any shareholder vote with respect to the initial Business Combination or (ii) on the business day immediately prior to the consummation of the initial business Combination, it will sell back to the Sponsor at approximately $0.01 per share the pro rata portion of the Founder Shares it purchased from the Sponsor. However, each such Anchor Investor will be entitled to keep 50% of the Founder Shares it originally purchased from the Sponsor in any event. Such founder shares purchased by such anchor investor will not be subject to any requirements to sell them back to the Sponsor.

The Anchor Investors have agreed to vote any Founder Shares held by them in favor of the initial Business Combination or to grant voting proxy to the Sponsor to vote any Founder Shares held by it on its behalf. However, because the Anchor Investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of the initial Business Combination, the Company cannot assure you that any of these Anchor Investors will be shareholders at the time the Company’s shareholders vote on the initial Business Combination, and, if they are shareholders, the Company cannot assure you as to how such Anchor Investors will vote on any Business Combination.

Note 7—Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On December 31, 2021, there were 7,750,000 Class B ordinary shares issued and outstanding. Of the 7,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law or the rules of NYSE then in effect. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, and pursuant to the Company’s amended and restated memorandum and articles of association.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination; provided that such conversion of Founder Shares will never occur on less than a one-for-one basis.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other than described as below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 24, 2022, the Company consummated its IPO of 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the IPO, the Sponsor, purchased an aggregate of 6,800,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,800,000 in the aggregate, in a private placement.

On February 1, 2022, the underwriter exercised its over-allotment option in part to purchase 1,930,000 Units and forfeited the remaining portion of such option (the “Over-allotment Offering”). Concurrently with the underwriter’s exercise of such option, the Company consummated a private placement of 579,000 private placement warrants at a price of $1.00 per warrant (the “Over-allotment Private Placement”). A total of $19,493,000, comprised of the net proceeds of the Over-allotment Offering and proceeds from the Over-allotment Private Placement, was placed in the Trust Account.

On February 1, 2022, the Sponsor has surrendered to the Company for no consideration 267,500 Class B ordinary shares of the Company in connection with the underwriter’s forfeiture of its remaining over-allotment option that was not exercised at the Over-allotment Offering.