Form 10-Q
period 2022-03-31
Generation Asia I Acquisition Ltd
filed 2022-05-16
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41239

GENERATION ASIA I ACQUISITION LIMITED

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1588665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Boundary Hall, Cricket Square Grand Cayman, Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 814-5580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	GAQ.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	GAQ	The New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GAQWS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, 21,930,000 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

Table of Contents

		Page

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	3

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the period of March 3, 2021 (inception) through March 31, 2021	4

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended March 31, 2022 and for the period of March 3, 2021 (inception) through March 31, 2021	5

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the period of March 3, 2021 (inception) through March 31, 2021	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ASIA I ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(Unaudited)	(Audited)
Cash	$1,313,047	$131,912
Prepaid expense	513,458	—
Deferred offering costs	—	1,345,605
Total Current Assets	1,826,505	1,477,517
Prepaid expense-non current	372,471	—
Investments held in Trust Account	221,550,527	—
Total Assets	$223,749,503	$1,477,517

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$1,231,209	$1,192,557
Promissory Note - Related Party	—	275,000
Due to related parties	24,333	43,417

Total Current Liabilities	1,255,542	1,510,974
Warrant liability	6,053,520	—
Deferred underwriting commissions	7,675,500	—
Total Liabilities	14,984,562	1,510,974

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,930,000 shares at redemption value of $ 10.10 per share and 0 shares at March 31, 2022 and December 31, 2021, respectively	221,550,527	—
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,930,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 and 7,750,000(1) shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	748	775
Additional paid-in capital	—	24,225
Accumulated deficit	(12,786,334)	(58,457)
Total Shareholders’ Deficit	(12,785,586)	(33,457)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$223,749,503	$1,477,517

(1)
This number includes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from March 3, 2021 (inception) through March 31, 2021
Formation and operating costs	$247,284	$4,410
Loss from Operations	(247,284)	(4,410)
Other Income (expense):
Interest income and realized gain from sale of treasury securities	57,527	—

Transaction costs allocable to warrants	(1,004,142)	—
Unrealized gain on fair value changes of warrants	2,935,040	—
Total Other Income, Net	1,988,425	—
Net Income (Loss)	$1,741,141	$(4,410)

Basic and diluted weighted average Class A ordinary shares outstanding, subject to possible redemption	16,154,111	—
Basic and diluted net income per Class A share	$0.07	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,316,306	6,517,241
Basic and diluted net income (loss) per Class B share	$0.07	$(0.00)

See accompanying notes to the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	7,750,000	$775	$24,225	$(58,457)	$(33,457)
Founder shares transferred to anchor investor	—	—	—	—	14,272	—	14,272
Excess of proceeds from sale of Private Placement Warrants over fair value	—	—	—	—	3,763,290	—	3,763,290
Forfeiture of Class B ordinary shares by Sponsor at February 1, 2022	—	—	(267,500)	(27)	27	—	—
Incentives to anchor investors	—	—	—	—	10,290,473	—	10,290,473
Net income	—	—	—	—		1,741,141	1,741,141
Re-measurement of carrying value to redemption value	—	—	—	—	(14,092,287)	(14,469,018)	(28,561,305)
Balance as of March 31, 2022	—	$—	7,482,500	$748	$—	$(12,786,334)	$(12,785,586)

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 3, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,750,000	775	24,225	—	25,000
Net loss	—	—	—	—	—	(4,410)	(4,410)
Balance as of March 31, 2021	—	$—	7,750,000	$775	$24,225	$(4,410)	$20,590

See accompanying notes to the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the period from
	Three Months	March 3, 2021 (inception)
	Ended	through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,741,141	$(4,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	4,410
Interest earned on investment held in Trust Account	(57,527)	—
Transaction costs incurred in connection with Initial Public Offering	1,004,142	—
Unrealized gain on fair value changes of warrants	(2,935,040)	—
Changes in current assets and current liabilities:
Prepaid assets	(885,929)	—
Accrued offering costs and expenses	57,259	—
Due to related parties	(19,084)	—
Net cash used in operating activities	(1,095,038)	—

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(221,493,000)	—
Net cash used in investing activities	(221,493,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	216,894,000	—
Proceeds from private placement	7,379,000	—
Proceeds from anchor investor	14,272	—
Payment of promissory note	(275,000)	—
Payment of deferred offering costs	(243,099)
Net cash provided by financing activities	223,769,173	—

Net Change in Cash	1,181,135	—
Cash – Beginning	131,912	—
Cash – Ending	$1,313,047	$—

Supplemental Disclosure of Non-cash Financing Activities:		—
Deferred offering costs paid by initial shareholder in exchange for the issuance of Class B ordinary shares	$—	$20,590
Deferred underwriting commissions charged to additional paid in capital	$7,675,500	$—
Initial value of Class A common stock subject to possible redemption	$219,300,000	$—
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$2,250,527	$—
Initial classification of warrant liability	$8,988,560	$—
Offering costs included in accrued offering costs	$—	$81,640
Offering costs paid through promissory note	$—	$85,125
Incentive to anchor investors	$10,290,473	$—

See accompanying notes to the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering, and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Generation Asia LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 19, 2022 (the “Effective Date”). On January 24, 2022, the Company consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “IPO”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A Ordinary Share (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On February 1, 2022, the underwriters partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 1,930,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $19,300,000. The underwriter forfeited the remaining portion of the over-allotment option.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,800,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $6,800,000, which is described in Note 4. On February 1, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 579,000 warrants in a private placement (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants”), generating aggregate gross proceeds to the Company of $579,000.

As of March 31, 2022, transaction costs amounted to $21,942,071 consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors (as described below) and $1,570,098 of other offering costs.

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

Following the closing of the IPO on January 24, 2022 and the partial exercise of the over-allotment option on February 1, 2022, $221,493,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and the sale of the Private Placement Warrants was deposited in a trust account (the “Trust Account”), and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company has not completed its initial Business Combination within 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO, if it extends the period of time to consummate a Business Combination, or as may be extended by the Shareholder Extension Period, as applicable) (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the "Memorandum and Articles") (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity and less up to $100,000 of interest to pay dissolution expenses. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The shares of ordinary share subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s ordinary shares is not a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if the Company has not consummated a Business Combination within the Combination Period or with respect to any other specified provisions relating to shareholders’ rights or pre Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within such time period and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, the Company may not be able to complete its initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by third parties, vendors and prospective target businesses.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $1,313,047 in its operating bank account. The working capital as of March 31, 2022 was $570,963.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 27, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination are less than the actual costs of such actions, the Company may have insufficient funds available to operate its business prior to its initial Business Combination. Moreover, in such event, the Company would need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, or reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30,2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability and over-allotment liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company held $1,313,047 and $131,912 in cash as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

As of March 31, 2022, investments in the Company’s Trust Account consisted of $922 in cash and $221,549,605 in U.S. Treasury securities. All of the U.S. Treasury securities matured on April 28, 2022 and the proceeds therefrom were reinvested in three-month U.S. Treasury securities. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding losses and fair value of held to maturity securities on March 31, 2022 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Fair Value as of March 31, 2022
Investments held in Trust Account — Cash	$922	$—	$922
Investments held in Trust Account — U.S. Treasury securities	221,549,605	7,738	221,557,342

	$221,550,527	$7,738	$221,557,342

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $21,942,071 as a result of the IPO (consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors (as described below) and $1,570,098 of other offering costs). The offering costs were charged to additional paid-in capital upon the completion of the IPO. The Company immediately expensed $1,004,142 of offering costs in connection with the Public Warrants, Private Placement Warrants and over-allotment option that was classified as liabilities.

Net Income Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,930,000 of the Company’s Class A ordinary shares, at March 31, 2022, in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriters’ partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As a result, diluted net loss per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net income	$1,198,385	$542,756
Denominator
Weighted-average shares outstanding	16,154,111	7,316,306
Basic and diluted net income per share	$0.07	$0.07

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant and Over-allotment Liability

The Company accounts for warrants and over-allotment as either equity-classified or liability-classified instruments based on an assessment of the warrant and over-allotment option’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and over-allotment option are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants and over-allotment option meet all of the requirements for equity classification under ASC 815, including whether the warrants and over-allotment option are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant and over-allotment option issuance and as of each subsequent quarterly period end date while the warrants and over-allotment option are outstanding.

For warrants and over-allotment option that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For warrants and over-allotment that do not meet all the criteria for equity classification, they are required to be recorded as a liability at their initial fair value on the date of issuance, and thereafter adjusted to fair value as of each balance sheet date. Changes in the estimated fair value of the warrants and over-allotment option are recognized as a non-cash gain or loss on the statements of operations.

The Company accounted for the Public Warrants (see Note 3), Private Placement Warrants (see Note 4) (together with the Public Warrants, the “Warrants”) and over-allotment option (Note 6) in accordance with the guidance contained in ASC 815-40. The Warrants and over-allotment are not considered indexed to the Company’s own ordinary shares, and as such, they do not meet the criteria for equity treatment and are recorded as liabilities.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Redeemable Share Classification

The Company’s ordinary shares that were sold as part of the Units in the IPO (“public ordinary shares”) contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public ordinary shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the Shareholders’ equity section of the Company’s condensed balance sheet.

As of March 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$219,300,000
Less:
Proceeds Allocated to Public Warrants	(5,372,850)

Class A ordinary shares issuance cost	(20,937,928)
Add:
Re-measurement of carrying value to redemption value	28,561,305

Class A ordinary shares subject to redemption	$221,550,527

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3— Initial Public Offering

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

As of January 24, 2022, for an aggregate of 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the management (collectively, “Anchor Investors”), purchased 20,000,000 of the units in IPO (or 100% of the units in IPO).

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Public Units to cover over-allotments. On February 1, 2022, the underwriter exercised its over-allotment option in part to purchase 1,930,000 Units, generating gross proceeds to the Company of $19,300,000. The underwriter forfeited the remaining portion of the over-allotment option.

Public Warrants

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

The warrants will become exercisable on the later of 30 days after the completion of its initial Business Combination and twelve months from the closing of this offering, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Sponsor, purchased an aggregate of 6,800,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,800,000 in the aggregate, in a private placement. On February 1, 2022, simultaneously with the closing of the Over-Allotment, the Sponsor purchased an additional 579,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $579,000.

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

Note 5—Related Party Transactions

Founder Shares

On March 5, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs and formation costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (“Founder Shares”). On August 16, 2021, pursuant to a downsize of the Initial Public Offering, the Sponsor surrendered an aggregate of 1,437,500 Founder Shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender. On August 23, 2021, in connection with entering into forward purchase agreements, the Sponsor transferred to forward purchasers an aggregate of 825,000 Founder Shares for no cash consideration. On August 23, 2021, in connection with entering into forward purchase agreements, the Company issued 1,375,000 Class B ordinary shares for no consideration to the Sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding. On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 Founder Shares at par value and the Sponsor surrendered to the Company the same number of Founder Shares for no cash consideration and (ii) the Company issued 625,000 Class B ordinary shares to the Sponsor for no consideration, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the new issuance.

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

Promissory Note—Related Party

On March 5, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of January 24, 2022, the closing of the IPO, the Company had borrowed $275,000 under the promissory note. On January 27, 2022, the Company fully repaid the note.

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from the Effective Date to March 31, 2022, the Company incurred $24,333 of such expenses, which was recorded as due to related party on the balance sheet.

Note 6—Commitments & Contingencies

Registration and Shareholder Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO and (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the IPO, and the Class A ordinary shares underlying such Private Placement Warrants will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On February 1, 2022, the underwriter exercised its over-allotment option in part to purchase 1,930,000 Units, generating gross proceeds to the Company of $19,300,000. The underwriter forfeited the remaining portion of the over-allotment option.

On January 24, 2022 and February 1, 2022, the Company paid cash underwriting commissions of $2,020,000 and $386,000, respectively.

The underwriters are entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $7,675,500, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary stock included in the Units being sold in the IPO, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the public warrants.

The forward purchasers may purchase less than 8,000,000 forward purchase units in accordance with the terms of the Forward Purchase Agreements. In addition, the forward purchasers’ commitment under the forward purchase agreements will be subject to their rights to terminate their commitment at any time before we enter into a definitive agreement regarding our initial business combination.

Anchor Investments

As of March 31, 2022, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 21,930,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 7,482,500 and 7,750,000 Class B ordinary shares issued or outstanding, respectively.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law or the rules of NYSE then in effect. Unless specified in the Company’s Memorandum and Articles, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, and pursuant to the Company’s Memorandum and Articles.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination; provided that such conversion of Founder Shares will never occur on less than a one-for-one basis.

Note 8 —Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities
Warrant liability—Public Warrants	$3,618,450	$3,618,450	$—	$—
Warrant liability—Private Warrants	2,435,070	—	—	2,435,070
	$6,053,520	$3,618,450	$—	$2,435,070

The Over-allotment Option, Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company used a Lattice Model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants and Over-allotment Option. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one shares of Class A ordinary shares and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on the historical volatility of a set of comparable companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The key inputs into the Lattice Model for the Public Warrants liability were as follows at initial measurement:

Input	January 24, 2022
Risk-free interest rate	1.37%
Expected term (years)	5.33
Expected volatility	9.2%

Subsequent Measurement

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the publicly traded closing price of the Public Warrants of $0.33 per warrant was used as the fair value as of the relevant date.

The terms of the Private Placement Warrants are analogous to the Public Warrants with the exception that they are not redeemable. As such, these warrants were valued using a Black-Scholes Call Option Framework.

The key inputs into the Black-Scholes model for the Private Warrants liability were as follows at initial measurement:

Input	March 31, 2022	January 24, 2022
Risk-free interest rate	2.39%	1.37%
Expected term (years)	5.33	5.33
Expected volatility	4.6%	9.2%
Exercise price	$11.5	$11.5
Dividend yield	0.00%	0.00%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities	Over-allotment Liability
Fair value at March 3, 2021 (inception)	$—	$—	$—	$—
Initial measurement of public and private warrant at January 24, 2022	3,332,000	4,900,000	8,232,000	—
Initial measurement of over-allotment option at January 24, 2022	—	—	—	510,000
Initial measurement of public and private warrants issued in connection with the exercise of over-allotment option at February 1, 2022	283,710	472,850	756,560	—
Fair value changes of warrants	(1,180,640)	(1,754,400)	(2,935,040)	—
Changes from Level 3 to Level 1		(3,618,450)	(3,618,450)	—
Forfeiture of over-allotment option	—	—	—	(510,000)
Fair value at March 31, 2022	$2,435,070	$—	$2,435,070	$—

The decrease in the fair value of the warrant liability from the date of the Private Placement (January 24, 2022) to March 31, 2022 reflects a change in the estimated fair value per warrant for the period from $0.49 to $0.33.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Generation Asia I Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Generation Asia LLC, a Cayman Islands limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the "Annual Report on Form 10-K"). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the Cayman Islands on March 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate an initial business combination (the “Business Combination”) using cash from the proceeds of our initial public offering (the “IPO”) and the private placement of our private placement warrants, the sale of our shares in connection with the Business Combination (pursuant to backstop agreements which we currently have no plan of entering into but may enter into in the future or forward purchase agreements or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of the Business Combination. We cannot assure you that our plans to complete the Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of January 24, 2022 as filed with the SEC on February 23, 2022. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On January 19, 2022, the Registration Statement on Form S-1 (File No. 333-260431) (the “Registration Statement”) relating to the IPO of the Company was declared effective by the SEC. On January 24, 2022, we consummated our IPO of 20,000,000 units (the “Units”) at an offering price of $10.00 per Unit and a private placement of 6,800,000 private placement warrants at a price of $1.00 per warrant (the “Private Placement”), generating gross proceeds of $206,800,000. A total of $202,000,000 in offering proceeds (the “Offering Proceeds”), comprised of the net proceeds of the IPO and certain proceeds from the Private Placement, was placed in a trust account established for the benefit of the Company’s public shareholders and the underwriter of the IPO, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), $2,020,000 was paid to the underwriter and $1,412,619 was deducted for payment of the other offering expenses in connection with the IPO. The remaining $1,367,381 in Offering Proceeds was deposited in the operating bank to be used as our working capital.

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

For the three months ended March 31, 2022, we had net income of $1,741,141, which consisted of unrealized gain on fair value changes of warrants of $2,935,040 and interest income and realized gain from the sale of treasury securities of $57,527 that primarily consisted of interest income on investments held in Trust Account, as offset by transaction costs allocable to warrants of $1,004,142 and formation and operating costs of $247,284.

Liquidity and Capital Resources

Our liquidity needs prior to the IPO were satisfied through a payment from our Sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from our Sponsor of $275,000, which was fully repaid on January 31, 2022, after the closing of our IPO.

On January 24, 2022, we consummated our IPO of 20,000,000 Units at $10.00 per Unit and a Private Placement of 6,800,000 private placement warrants at a price of $1.00 per warrant, generating gross proceeds of $206,800,000. After deducting $202,000,000 in Offering Proceeds deposited into the Trust Account, $2,020,000 paid to the underwriter and $1,412,619 for payment of the other offering expenses in connection with the IPO, $1,367,381 was deposited into the operating bank account to be used as our working capital.

As of March 31, 2022, we held approximately $1,313,047 in our operating bank account. Our working capital as of March 31, 2022 was $570,963.

For the three months ended March 31, 2022, net cash used in operating activities was $1,095,038. This was primarily attributable to our net income of $1,741,141, transaction costs incurred in connection with Initial Public Offering of $1,004,142, as offset by unrealized gain on fair value changes of warrants of $2,935,040 and prepaid assets of $847,754.

For the three months ended March 31, 2022, net cash used in investing activities was $221,493,000, which was entirely attributable to purchase of investments held in Trust Account.

For the three months ended March 31, 2022, net cash provided by financing activities was $223,769,173. This primarily consisted of proceeds from Initial Public Offering, net of underwriters’ fees, plus proceeds from private placement of $7,379,000.

We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or 24 months from the date of the IPO. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to consummate the Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, our Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,675,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account. The deferred commissions will be released to the underwriter only on and concurrently with completion of a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, we supplement the risk factors disclosed in our Annual Report on Form 10-K with the following risk factors. Any of the risk factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination partner and consummate a Business Combination on acceptable commercial terms or at all.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination, as well as the costs and time associated with completing an initial Business Combination, which could materially impair our ability to complete an initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On March 5, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs and formation costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (“Founder Shares”). On August 16, 2021, pursuant to a downsize of the Initial Public Offering, the Sponsor surrendered an aggregate of 1,437,500 Founder Shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding. On August 23, 2021, in connection with entering into forward purchase agreements, the Sponsor transferred to forward purchasers an aggregate of 825,000 Founder Shares for no cash consideration. On August 23, 2021, in connection with entering into forward purchase agreements, the Company issued 1,375,000 Class B ordinary shares for no consideration to the Sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding. On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 Founder Shares at par value and the Sponsor surrendered to the Company the same number of Founder Shares for no cash consideration and (ii) the Company issued 625,000 Class B ordinary shares to the Sponsor for no consideration, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding.

At the closing of the IPO, each of the Anchor Investors purchased from the Sponsor 1,427,250 Founder Shares, a number equal to 10% of the Units each Anchor Investor purchased in the IPO, at a purchase price of $0.01 per share, generating total proceeds of $14,272.50 held outside the Trust Account.

On February 1, 2022, the Sponsor surrendered 267,500 of the Founder Shares for no consideration in connection with the underwriter’s forfeiture of its remaining over-allotment option that was not exercised at the Over-allotment Offering, resulting in an aggregate of 7,482,500 Class B ordinary shares outstanding.

Our Founder Shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a Business Combination. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the issued and outstanding ordinary shares upon completion of our IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 6,800,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds to the Company of $6,800,000. On February 1, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 579,000 Over-Allotment Private Placement Warrants in a private placement, generating aggregate gross proceeds to the Company of $579,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share.

Use of Proceeds

On January 24, 2022, the Company consummated its IPO of 20,000,000 Units at an offering price of $10.00 per public share and the Private Placement of 6,800,000 private placement warrants at a price of $1.00 per warrant, generating gross proceeds of $206,800,000.

On February 1, 2022, the underwriters partially exercised the over-allotment option and purchased 1,930,000 Over-Allotment Units, generating additional gross proceeds of $19,300,000. The underwriter forfeited the remaining portion of the over-allotment option. On February 1, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 579,000 Over-Allotment Private Placement Warrants in a private placement, generating aggregate gross proceeds to the Company of $579,000.

Following the closing of the IPO on January 24, 2022 and the partial exercise of the over-allotment option on February 1, 2022, $221,493,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and the sale of the Private Placement Warrants was deposited in the Trust Account, and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company has not completed its initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Memorandum and Articles (see Note 1, Organization, Business Operation and Going Concern, for more information).

As of March 31, 2022, transaction costs amounted to $21,942,071 consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors (as described below) and $1,570,098 of other offering costs. The Company’s remaining cash after payment of the IPO costs is held outside the Trust Account for working capital purposes.

There has been no material change in the planned use of proceeds from such use as described in our final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generation Asia I Acquisition Limited (Registrant)

Date: May 16, 2022	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)