Form 10-Q
period 2022-09-30
Generation Asia I Acquisition Ltd
filed 2022-11-14
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, 21,930,000 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

Table of Contents

		Page

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the three months ended 30 September 2021 and for the period of March 3, 2021 (inception) through September 30, 2021	4

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022	5

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and for the period of March 3, 2021 (inception) through September 30, 2021	6

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period of March 3, 2021 (inception) through September 30, 2021	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ASIA I ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:	(Unaudited)	(Audited)
Cash	$327,424	$131,912
Prepaid expense	506,904	—
Deferred offering costs	—	1,345,605
Total Current Assets	834,328	1,477,517
Prepaid expense-noncurrent	139,836	—
Investments held in Trust Account	223,036,404	—
Total Assets	$224,010,568	$1,477,517

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$456,891	$1,192,557
Promissory Note - Related Party	—	275,000
Due to related parties	83,184	43,417

Total Current Liabilities	540,075	1,510,974
Warrant liability	1,834,400	—
Deferred underwriting commissions	7,675,500	—
Total Liabilities	10,049,975	1,510,974

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,930,000 shares at redemption value of $ 10.17 per share and 0 shares at September 30, 2022 and December 31, 2021, respectively	223,036,404	—
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,930,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 and 7,750,000 (1) shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	748	775
Additional paid-in capital	—	24,225
Accumulated deficit	(9,076,559)	(58,457)
Total Shareholders’ Deficit	(9,075,811)	(33,457)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$224,010,568	$1,477,517

(1)
This number includes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30, 2022	For the period from March 3, 2021 (inception) through September 30, 2021
	2022	2021

Formation and operating costs	$245,530	$32,162	$756,629	$37,375
Loss from operations	(245,530)	(32,162)	(756,629)	(37,375)

Other income (loss):
Interest income and realized gain from sale of treasury securities	1,168,445	—	1,543,404	—
Transaction costs allocable to warrants	—	—	(1,004,142)	—
Unrealized gain on fair value changes of warrants	1,742,680	—	7,154,160	—
Total other income, net	2,911,125	—	7,693,422	—

Net income (loss)	$2,665,595	$(32,162)	$6,936,793	$(37,375)

Basic and diluted weighted average Class A ordinary shares outstanding, subject to possible redemption	21,930,000	—	20,025,860	—
Basic and diluted net income per Class A share	$0.09	$—	$0.25	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,482,500	7,000,000	7,427,711	7,000,000
Basic and diluted net income (loss) per Class B share	$0.09	$(0.00)	$0.25	$(0.01)

See accompanying notes to the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,750,000	$775	$24,225	$(58,457)	$(33,457)
Founder shares transferred to anchor investor	—	—	—	—	14,272	—	14,272
Excess of proceeds from sale of Private Placement Warrants over fair value	—	—	—	—	3,763,290	—	3,763,290
Forfeiture of Class B ordinary shares by Sponsor at February 1, 2022	—	—	(267,500)	(27)	27	—	—
Incentives to anchor investors	—	—	—	—	10,290,473	—	10,290,473
Net income	—	—	—	—		1,741,141	1,741,141
Re-measurement of carrying value to redemption value	—	—	—	—	(14,092,287)	(14,469,018)	(28,561,305)
Balance as of March 31, 2022	—	$—	7,482,500	$748	$—	$(12,786,334)	$(12,785,586)
Net income	—	—	—	—	—	2,530,057	2,530,057
Re-measurement of carrying value to redemption value	—	—	—	—	—	(317,432)	(317,432)
Balance as of June 30, 2022	—	$—	7,482,500	$748	$—	$(10,573,709)	$(10,572,961)
Net income	—	—	—	—	—	2,665,595	2,665,595
Re-measurement of carrying value to redemption value	—	—	—	—	—	(1,168,445)	(1,168,445)
Balance as of September 30, 2022	—	$—	7,482,500	$748	$—	$(9,076,559)	$(9,075,811)

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 3, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,750,000	775	24,225	—	25,000
Net loss	—	—	—	—	—	(4,410)	(4,410)
Balance as of March 31, 2021	—	$—	7,750,000	$775	$24,225	$(4,410)	$20,590
Net loss	—	—	—	—	—	(803)	(803)
Balance as of June 30, 2021	—	$—	7,750,000	$775	$24,225	$(5,213)	$19,787
Net loss	—	—	—	—	—	(32,162)	(32,162)
Balance as of September 30, 2021	—	$—	7,750,000	$775	$24,225	$(37,375)	$(12,375)

See accompanying notes to the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the period from
	Nine Months	March 3, 2021 (inception)
	Ended	through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,936,793	$(37,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	8,602
Interest earned on investment held in Trust Account	(1,543,404)	—
Transaction costs incurred in connection with Initial Public Offering	1,004,142	—
Unrealized gain on fair value changes of warrants	(7,154,160)	—
Changes in current assets and current liabilities:
Prepaid assets	(646,740)	—
Accrued offering costs and expenses	(717,059)	5,416
Due to related parties	39,767	—
Net cash used in operating activities	(2,080,661)	(23,357)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(665,114,247)	—
Disposal of investments held in Trust Account	443,622,000	—
Cash deposited in Trust Account	(753)	—
Net cash used in investing activities	(221,493,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	216,894,000	—
Proceeds from private placement	7,379,000	—
Proceeds from anchor investor	14,272	—
Proceeds from issuance of promissory note to related party	—	44,692
Payment of promissory note	(275,000)	—
Payment of deferred offering costs	(243,099)	(6,300)
Net cash provided by financing activities	223,769,173	38,392

Net Change in Cash	195,512	15,035
Cash – Beginning	131,912	—
Cash – Ending	$327,424	$15,035

Supplemental Disclosure of Non-cash Financing Activities:		—
Deferred offering costs paid by initial shareholder in exchange for the issuance of Class B ordinary shares	$—	$20,392
Deferred underwriting commissions charged to additional paid in capital	$7,675,500	$—
Initial value of Class A common stock subject to possible redemption	$192,989,222	$—
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$30,047,182	$—
Initial classification of warrant liability	$8,988,560	$—
Deferred offering costs included in accrued offering costs and expenses	$—	$732,185
Deferred offering costs paid by Sponsor under the promissory note	$—	$93,725
Incentives to anchor investors	$10,290,473	$—

See accompanying notes to the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the "IPO"), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of September 30, 2022, the Company had approximately $327,424 in its operating bank account. The working capital as of September 30, 2022 was $294,253.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 27, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans. The Company’s Sponsor also intends to provide a loan facility to loan the Company funds as may be required. On August 3, 2022, the Sponsor signed an agreement to provide $300,000 of loan facility to the Company, which can be drawn as required.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 23, 2023 (or October 23, 2023, if the Company has entered into a definitive agreement during the first 18 months from the closing of the IPO, without the Sponsor depositing additional funds into the Trust Account and, if needed, January 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30,2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company held $327,424 and $131,912 in cash as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of September

30, 2022, investments in the Company’s Trust Account consisted of $753 in cash and $223,035,651 in U.S. Treasury securities.

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

Net Income Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,930,000 of the Company’s Class A ordinary shares, at September 30, 2022, in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriters’ partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,987,471	$678,124	$—	$(32,162)
Denominator
Weighted-average shares outstanding	21,930,000	7,482,500	—	7,000,000
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$—	$(0.00)

	For the Nine Months Ended September 30, 2022		For the Period from March 3, 2021(Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$5,060,006	$1,876,787	$—	$(37,375)
Denominator
Weighted-average shares outstanding	20,025,860	7,427,711	—	7,000,000
Basic and diluted net income (loss) per ordinary share	$0.25	$0.25	$—	$(0.01)

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$219,300,000
Less:
Proceeds Allocated to Public Warrants	(5,372,850)

Class A ordinary shares issuance cost	(20,937,928)
Add:
Re-measurement of carrying value to redemption value	28,561,305

Class A ordinary shares subject to redemption 03/31/2022	221,550,527
Add:
Re-measurement of carrying value to redemption value	317,432

Class A ordinary shares subject to redemption 06/30/2022	221,867,959
Add:
Re-measurement of carrying value to redemption value	1,168,445

Class A ordinary shares subject to redemption 09/30/2022	$223,036,404

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

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial

Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and for the period from the Effective Date to September 30, 2022, the Company incurred $30,000 and $83,184, respectively, of such expenses, which was recorded as due to related party on the balance sheets. On July 26, 2022, the affiliate of the Sponsor and the Company signed off a waiver letter pursuant that if the Business Combination is not completed, the affiliate of the Sponsor will waive all administrative support services liable by the Company.

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

Anchor Investments

As of September 30, 2022, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Equity

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 21,930,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 7,482,500 and 7,750,000 Class B ordinary shares issued or outstanding, respectively.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$223,036,404	$223,036,404	$—	$—
	$223,036,404	$223,036,404	$—	$—
Liabilities
Warrant liability—Public Warrants	$1,096,500	$1,096,500	$—	$—
Warrant liability—Private Warrants	737,900	—	737,900	—
	$1,834,400	$1,096,500	$737,900	$—

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of September 30, 2022.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the nine months ended September 30, 2022 was $3,618,450. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the nine months ended September 30, 2022 was $1,438,905. No transfers to/from Levels 1, 2 and 3 are recognized during the three months ended September 30, 2022.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any events that would have required adjustments to the disclosures in the unaudited condensed financial statements.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of January 24, 2022 as filed with the SEC on February 23, 2022. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the three months ended September 30, 2022, we had net income of $2,665,595 which consisted of unrealized gain on fair value changes of warrants of $1,742,680 and interest income and realized gain from sale of treasury securities of $1,168,445, as offset by formation and operating costs of $245,530.

For the nine months ended September 30, 2022, we had net income of $6,936,793, which consisted of unrealized gain on fair value changes of warrants of $7,154,160 and interest income and realized gain from sale of treasury securities of $1,543,404 as offset by transaction costs allocable to warrants of $1,004,142 and formation and operating costs of $756,629.

For the three months ended September 30, 2021, we had net loss of $32,162, which consisted of formation and operating costs.

For the period from March 3, 2021 (inception) through September 30, 2021, we had net loss of $37,375, which consisted of formation and operating costs.

Going Concern

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

As of September 30, 2022, we held approximately $327,424 in our operating bank account. Our working capital as of September 30, 2022 was $294,253.

For the nine months ended September 30, 2022, net cash used in operating activities was $2,080,661. Net income of $6,936,793 was affected by interest earned on investments held in the Trust Account of $1,543,404, change in fair value of warrant liability of $7,154,160 and transaction costs allocable to warrants of $1,004,142. Changes in operating assets and liabilities used $1,332,782 of cash for operating activities.

For the period from March 3, 2021 (inception) through September 30, 2021, net cash used in operating activities was $23,357. This was primarily attributable to our net loss of $37,375, as offset by payment of formation costs through issuance of Class B ordinary shares of $8,602.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to consummate the Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, our Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 23, 2023 (or October 23, 2023, if the Company has entered into a definitive agreement during the first 18 months from the closing of the IPO, without the Sponsor depositing additional funds into the Trust Account and, if needed, January 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

As of September 30, 2022, transaction costs amounted to $21,942,071 consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors and $1,570,098 of other offering costs. The Company’s remaining cash after payment of the IPO costs is held outside the Trust Account for working capital purposes.

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

Generation Asia I Acquisition Limited (Registrant)

Date: November 14, 2022	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)