Form 10-K
period 2022-12-31
Generation Asia I Acquisition Ltd
filed 2023-03-24
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the aggregate market value of the voting and non-voting ordinary shares of the registrant held by non-affiliates of the registrant was $214,914,000.

As of March 16, 2023, 21,930,000 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” or, in each case, their negative or other variations or comparable terminology, and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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
•
our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

GENERATION ASIA I ACQUISITION LIMITED

FORM 10-K

PART I

Item 1. Business.

In this Report, references to the “Company” and to “we,” “us,” and “our” refer to Generation Asia I Acquisition Limited. References to our “sponsor” refer to Generation Asia LLC, a Cayman Islands limited liability company.

Generation Asia I Acquisition Limited is a blank check company incorporated on March 3, 2021 as a Cayman Islands exempted company with limited liability for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses, which we refer to throughout this Report as the Business Combination. The Company is a smaller reporting company and an emerging growth company and, as such, the Company is subject to all of the risks associated with smaller reporting companies and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation, its initial public offering (the “IPO”), and searching for a Business Combination target.

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

Item 1A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Report in their entirety for additional information. Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following:

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete the Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Report for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete the Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all third parties, vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Marcum Asia CPAs LLP, our independent registered public accounting firm, and the underwriter of our IPO, except with respect to the deferred underwriting commission in the case of liquidation, have not executed agreements with us waiving such claims to the monies held in the Trust Account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them, and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed the Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which the prospectus dated January 19, 2022 forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum Asia CPAs LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete the Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties, vendors and prospective target businesses.

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

Holders

As of March 16, 2023, there were 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 28 holders of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares, Class B ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of January 24, 2022 as filed with the SEC on February 23, 2022. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the year ended December 31, 2022, we had net income of $9,787,099, which consisted of unrealized gain on fair value changes of warrants of $8,181,424 and interest earned on investments held in Trust Account of $3,591,808 as offset by transaction costs allocable to warrants of $1,004,142 and formation and operating costs of $981,991.

For the period from March 3, 2021 (inception) through December 31, 2021, we had net loss of $58,457, which consisted solely of formation and operating costs.

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

As of December 31, 2022, we held approximately $288,081 in our operating bank account. Our working capital as of December 31, 2022 was $185,845.

For the year ended December 31, 2022, net cash used in operating activities was $2,120,004. Net income of $9,787,099 was affected by interest earned on investments held in the Trust Account of $3,591,808, change in fair value of warrant liability of $8,181,424 and transaction costs allocable to warrants of $1,004,142. Changes in operating assets and liabilities used $1,138,013 of cash for operating activities.

For the period from March 3, 2021 (inception) through December 31, 2021, net cash used in operating activities was $2,873. This was primarily attributable to our net loss of $58,457, as offset by formation and operating costs paid by the Sponsor of $8,599. Changes in operating assets and liabilities provided $52,731 of cash from operating activities.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to consummate the Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, our Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 23, 2023 (or October 23, 2023, if the Company has entered into a definitive agreement during the first 18 months from the closing of the IPO, without the Sponsor depositing additional funds into the Trust Account and, if needed, January 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria as noted above, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

NAME	AGE	POSITION
Roy Kuan	56	Chief Executive Officer and Chairman of the Board
Norimitsu Niwa	51	Chief Operating Officer and Director
Catherine Kwok	40	Chief Financial Officer
Gary Chan	54	Independent Director
SungHwan Cho	48	Independent Director
Mei Gao	50	Independent Director

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

Norimitsu Niwa serves as our Chief Operating Officer and has 22 years of private equity and principal investments experience. Since 2021, Mr. Niwa has also been advising Goldman Sachs Japan on its investment strategy in Japan, sitting on the boards of Goldman’s two investee companies, i.e., NIPPO Corporation and ISL Corporation. Previously, Mr. Niwa was the Head of Strategic Investments at Prored Partners from 2019 to 2020, where he founded and developed the principal investment arm of a TSE-listed consulting firm. Prior to Prored Partners, Mr. Niwa was a Senior Managing Director at CVC in Japan from 2007 to 2017. During the course of his investment career, he has completed 6 investments with a total equity investment amount of $1.6 billion and 5 add-on acquisitions. Mr. Niwa was also involved in 3 IPOs in Japan. Mr. Niwa was a deal team member in the following deals in the Target Sectors in Japan, including BellSystem24 (contact centers), Nikko Asset Management (financial services), Genesis Technology (semiconductor testing) TechnoPro Holdings, Arteria Networks and HITOWA Holdings (senior care, nursery and household cleaning services). Mr. Niwa received an MBA with Distinction from London Business School and a B.A. from Hitotsubashi University. Mr. Niwa is based in Japan.

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

SungHwan Cho serves as our independent director. Mr. Cho serves as Chief Financial Officer of Inspiration Mobility, a provider of electric vehicle fleet management services. Previously, Mr. Cho served as Chief Financial Officer of Icahn Enterprises, LP, a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, food packaging, metals, mining, real estate and home fashion, from March 2012 to June 2021. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. In addition, Mr. Cho has served as a director of many public companies since 2006. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business.

Mei Gao serves as our independent director. Since 2016, Ms. Gao has served as a Partner and the Head of the New York Office of IDG Capital, a leading private equity firm that has engaged in the venture capital business in Asia since 1993. Ms. Gao is on the Board of Governors of the CFA Institute. Prior to joining IDG Capital, Ms. Gao was the President of Fore Research & Management, a New York City-based hedge fund. She received a B.A. from Shantou University in China and an MBA from Wilfrid Laurier University in Ontario, Canada. Ms. Gao is also a Chartered Financial Analyst.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Chan and Cho and Ms. Gao serve as members of our audit committee, and Mr. Cho chairs the audit committee. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Chan and Cho and Ms. Gao meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Cho qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Messrs. Chan and Cho and Ms. Gao, our independent directors, and Ms. Gao chairs the nominating and corporate governance committee.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees, which is available on our website. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this Report entitled “Where You Can Find Additional Information.”

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

Below is a table summarizing entities to which our officers and directors currently have fiduciary duties, contractual obligations or other affiliations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Roy Kuan	Computime Group Ltd.	IoT controls and appliances	Independent Non-executive Board Director

	Point Avenue Holdings Pte. Ltd.	Education services	Non-executive Board Director

	Food Union Enterprises Ltd.	Dairy and ice cream producer	Non-executive Chairman

	Provident Acquisition Corp.	Special purpose acquisition company	Advisor (non-executive, not a director)

	CVC Capital Partners SICAV-FIS S.A.	Private Equity and Credit	Shareholder

	CPC sponsor Opportunities I, LP(1)	Private Equity	Investor via an investment vehicle

Norimitsu Niwa	Anchor Partner Limited	Management of an English education center	Representative Director

	Goldman Sachs Japan Co., Ltd.	Asset management company	Advisor

	NIPPO Corporation	Provider of road payment service	Board Director

	ILS Inc.	Pharmaceutical company	Board Director

Gary Chan	Sangyo Sosei Advisory Inc.	Financial advisory including mergers and acquisitions	Managing Partner and Co-founder

SungHwan Cho	Inspiration Mobility, LLC	Provides electric vehicle fleet management services	Chief Financial Officer

Mei Gao	IDG Capital	Venture Capital and Private Equity	Partner

	Cavamont	European Family Office	Board member and Investment Committee member

	CFA Institute	Provide investment professionals with Finance education	Board of Governors

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B ordinary shares as of the date of this Report, based on information obtained from the persons named below with respect to the beneficial ownership of ordinary shares, by:

•
each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•
each of our officers and directors; and
•
all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

In the following table, percentage ownership is based on 29,412,500 ordinary shares, consisting of (i) 21,930,000 Class A ordinary shares and (ii) 7,482,500 Class B ordinary shares, issued and outstanding as of the date of this Report. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis, as further described below. The following table does not include the Class A ordinary shares underlying the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares(13)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares (14)
Generation Asia LLC (our sponsor)(3)	—	—	4,855,250	64.9%
Entities affiliated with Atalaya Capital Management LP(5)	1,980,000	9.0%	—	—
Entities affiliated with P. Schoenfeld Asset Management LP(6)	1,980,000	9.0%	—	—
Entities affiliated with Apollo Capital Management, L.P.(7)	1,980,000	9.0%	—	—
Entities affiliated with Shaolin Capital Management LLC(8)	1,485,000	6.8%	—	—
Entities affiliated with Highbridge Capital Management LLC(9)	2,066,671	9.4%	—	—
Entities affiliated with Millennium Management LLC(10)	1,135,996	5.2%	—	—
Sea Otter Securities Group LLC(11)	1,980,000	9.0%	—	—
UBS O’Connor LLC(12)	1,980,000	9.0%	—	—
Roy Kuan(3)(4)	—	—	4,855,250	64.9%
Norimitsu Niwa(4)	—	—	—	—
Catherine Kwok(4)	—	—	—	—
Gary Chan(4)	—	—	—	—
SungHwan Cho(4)	—	—	—	—
Mei Gao(4)	—	—	—	—
All officers and directors as a group (6 individuals)	—	—	4,855,250	64.9%

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

(3)
Generation Asia LLC, our sponsor, is the record holder of such shares. The managing member of our sponsor is Roy Kuan (the “Managing Member”). The Managing Member may be deemed to have beneficial ownership of the shares. Mr. Kuan disclaims beneficial ownership of the securities reported above, except to the extent of his pecuniary interest therein.
(4)
Each of these individuals hold a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(5)
Entities affiliated with Atalaya Capital Management LP are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is One Rockefeller Plaza, 32nd Floor, New York, NY 10020, United States of America.
(6)
Entities affiliated with P. Schoenfeld Asset Management LP are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is 1350 Avenue of the Americas, 21st Floor, New York, NY 10019, United States of America.
(7)
Entities affiliated with Apollo Capital Management, L.P. are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is 9 West 57th Street, 37th Floor, New York, NY 10019, United States of America.
(8)
Entities affiliated with Shaolin Capital Management LLC are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is 230 NW 24th Street, Suite 603, Miami, FL 33127, United States of America.
(9)
Entities affiliated with Highbridge Capital Management, LLC are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is 277 Park Avenue, 23rd Floor, New York, New York 10172, United States of America.
(10)
Entities affiliated with Millennium Management LLC are one or more investment funds, separate accounts, and other entities owned (in whole or in part), controlled, managed, and/or advised by it or its affiliates. The business address of such entities is 399 Park Avenue, New York, New York 10022, United States of America.
(11)
The business address of such entity is 107 Grand St, 7th Floor, New York, New York 10013, United States of America.
(12)
The business address of such entity is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606, United States of America.
(13)
The percentages reported in the above table are based on 21,930,000 Class A ordinary shares issued and outstanding as of the date of this Report, and exclude the 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements.
(14)
The percentages reported in the above table are based on 7,482,500 Class B ordinary shares issued and outstanding as of the date of this Report.

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

Equity Compensation Plans

As of March 24, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

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

On March 5, 2021, the sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the IPO. As of

January 24, 2022, the Company had borrowed $275,000 under the promissory note. On January 31, 2022, the Company fully repaid the note.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” herein.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP (“Marcum Asia”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021 totaled $97,799 and $72,615, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum Asia for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum Asia for other services for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as part of this Form 10-K:
(1)
Financial Statements:

(2)
Financial Statement Schedules:

None.

(3)
Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

* Furnished.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2023.

GENERATION ASIA I ACQUISITION LIMITED

By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy Kuan, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roy Kuan
Roy Kuan	Chief Executive Officer and Chairman of the Board	March 24, 2023

/s/ Norimitsu Niwa
Norimitsu Niwa	Chief Operating Officer and Director	March 24, 2023

/s/ Catherine Kwok
Catherine Kwok	Chief Financial Officer	March 24, 2023

/s/ Gary Chan
Gary Chan	Director	March 24, 2023

/s/ SungHwan Cho
SungHwan Cho	Director	March 24, 2023

/s/ Mei Gao
Mei Gao	Director	March 24, 2023

GENERATION ASIA I ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Generation Asia I Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Generation Asia I Acquisition Limited (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, shareholders’ deficit and cash flows for year ended December 31, 2022, and for the period from March 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from March 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the company’s liquidation date is less than one year from the date of the financial statements is issued. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 24, 2023

PCAOB ID 5395

GENERATION ASIA I ACQUISITION LIMITED

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Cash	$288,081	$131,912
Prepaid expense	473,993	—
Deferred offering costs	—	1,345,605
Total Current Assets	762,074	1,477,517
Prepaid expense-noncurrent	22,882	—
Investments held in Trust Account	225,084,808	—
Total Assets	$225,869,764	$1,477,517

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$463,045	$1,192,557
Promissory Note - Related Party	—	275,000
Due to related parties	113,184	43,417
Total Current Liabilities	576,229	1,510,974
Warrant liability	807,136	—
Deferred underwriting commissions	7,675,500	—
Total Liabilities	9,058,865	1,510,974

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,930,000 shares at redemption value of $10.26 per share and 0 shares at December 31, 2022 and 2021, respectively	225,084,808	—
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,930,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 and 7,750,000 (1) shares issued and outstanding at December 31, 2022 and 2021, respectively	748	775
Additional paid-in capital	—	24,225
Accumulated deficit	(8,274,657)	(58,457)
Total Shareholders’ Deficit	(8,273,909)	(33,457)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$225,869,764	$1,477,517

(1)
This number includes up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of these shares and the remaining Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 3, 2021 (inception) through December 31, 2021

Formation and operating costs	$981,991	$58,457
Loss from operations	(981,991)	(58,457)

Other income (expense):
Interest earned on investments held in Trust Account	3,591,808	—
Transaction costs allocable to warrants	(1,004,142)	—
Unrealized gain on fair value changes of warrants	8,181,424	—
Total other income, net	10,769,090	—

Net income (loss)	$9,787,099	$(58,457)

Basic and diluted weighted average Class A ordinary shares outstanding, subject to possible redemption	20,505,808	—
Basic and diluted net income (loss) per Class A share	$0.35	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	7,441,521	7,000,000
Basic and diluted net income (loss) per Class B share	$0.35	$(0.01)

(1)
This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 3, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,750,000	775	24,225	—	25,000
Net loss	—	—	—	—	—	(58,457)	(58,457)
Balance as of December 31, 2021	—	—	7,750,000	775	24,225	(58,457)	(33,457)
Founder shares transferred to anchor investor	—	—	—	—	14,272	—	14,272
Excess of proceeds from sale of Private Placement Warrants over fair value	—	—	—	—	3,763,290	—	3,763,290
Forfeiture of Class B ordinary shares by Sponsor at February 1, 2022	—	—	(267,500)	(27)	27	—	—
Incentives to anchor investors	—	—	—	—	10,290,473	—	10,290,473
Re-measurement of carrying value to redemption value	—	—	—	—	(14,092,287)	(18,003,299)	(32,095,586)
Net income	—	—	—	—	—	9,787,099	9,787,099
Balance as of December 31, 2022	—	$—	7,482,500	$748	$—	$(8,274,657)	$(8,273,909)

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 3, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$9,787,099	$(58,457)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Formation and operating costs paid by the Sponsor	—	8,599
Interest earned on investment held in Trust Account	(3,591,808)	—
Transaction costs incurred in connection with Initial Public Offering	1,004,142	—
Unrealized gain on fair value changes of warrants	(8,181,424)	—
Changes in current assets and current liabilities:
Prepaid assets	(496,875)	—
Accrued offering costs and expenses	(710,905)	9,314
Due to related parties	69,767	43,417
Net cash (used in) provided by operating activities	(2,120,004)	2,873

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(888,533,773)	—
Disposal of investments held in Trust Account	667,041,000	—
Cash deposited in Trust Account	(227)	—
Net cash used in investing activities	(221,493,000)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	216,894,000	—
Proceeds from private placement	7,379,000	—
Proceeds from anchor investor	14,272	—
Proceeds from issuance of promissory note to related party	—	181,278
Payment of promissory note	(275,000)	—
Payment of deferred offering costs	(243,099)	(52,239)
Net cash provided by financing activities	223,769,173	129,039

Net Change in Cash	156,169	131,912
Cash – Beginning	131,912	—
Cash – Ending	$288,081	$131,912

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by initial shareholder in exchange for the issuance of Class B ordinary shares	$—	$20,392
Deferred underwriting commissions charged to additional paid in capital	$7,675,500	$—
Initial value of Class A common stock subject to possible redemption	$192,989,222	$—
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$32,095,586	$—
Initial classification of warrant liability	$8,988,560	$—
Deferred offering costs included in accrued offering costs and expenses	$—	$1,183,243
Deferred offering costs paid by Sponsor under the promissory note	$—	$93,725
Incentives to anchor investors	$10,290,473	$—

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the "IPO"), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of December 31, 2022, the Company had approximately $288,081 in its operating bank account. The working capital as of December 31, 2022 was $185,845.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 27, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans. The Company’s Sponsor also intends to provide a loan facility to loan the Company funds as may be required. On August 3, 2022, the Sponsor signed an agreement to provide $300,000 of loan facility to the Company, which can be drawn as required.

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

Note 2—Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. The Company held $288,081 and $131,912 in cash as of December 31, 2022 and 2021, respectively.

Investments Held in Trust Account

At December 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of December 31, 2022, investments in the Company’s Trust Account consisted of $227 in cash and $225,084,581 in U.S. Treasury securities.

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

Net Income (Loss) Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,930,000 of the Company’s Class A ordinary shares, at December 31, 2022, in the calculation of diluted income (loss) per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriters’ partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the Year Ended December 31, 2022		For the Period from March 3, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$7,181,093	$2,606,006	$—	$(58,457)
Denominator
Weighted-average shares outstanding	20,505,808	7,441,521	—	7,000,000
Basic and diluted net income (loss) per ordinary share	$0.35	$0.35	$—	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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


Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of December 31, 2022 and 2021, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheets with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the Shareholders’ equity section of the Company’s balance sheets.

As of December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$219,300,000
Less:
Proceeds Allocated to Public Warrants	(5,372,850)

Class A ordinary shares issuance cost	(20,937,928)
Add:
Re-measurement of carrying value to redemption value	32,095,586

Class A ordinary shares subject to redemption, December 31, 2022	$225,084,808

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

As of January 24, 2022, an aggregate of 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the management (collectively, “Anchor Investors”), purchased 20,000,000 of the units in IPO (or 100% of the units in IPO).

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


in whole and not in part;


at a price of $0.01 per warrant;


upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and


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


in whole and not in part;


for cash at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares; and


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

Promissory Note—Related Party

On March 5, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the IPO. As of January 24, 2022, the closing of the IPO, the Company had borrowed $275,000 under the promissory note. On January 27, 2022, the Company fully repaid the note.

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the

Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 the Company incurred $113,184, of such expenses, which was recorded as due to related party on the balance sheets. For the period from March 3, 2021 (inception) through December 31, 2021, the Company did not incur any expenses related to administrative support services. On July 26, 2022, the affiliate of the Sponsor and the Company signed off a waiver letter pursuant that if the Business Combination is not completed, the affiliate of the Sponsor will waive all administrative support services liable by the Company.

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

Anchor Investments

As of December 31, 2022, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding, excluding 21,930,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. As of December 31, 2022 and 2021, there were 7,482,500 and 7,750,000 Class B ordinary shares issued or outstanding, respectively.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$225,084,808	$225,084,808	$—	$—
	$225,084,808	$225,084,808	$—	$—
Liabilities
Warrant liability—Public Warrants	$482,460	$482,460	$—	$—
Warrant liability—Private Warrants	324,676	—	324,676	—
	$807,136	$482,460	$324,676	$—

The Over-allotment Option, Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of December 31, 2022.

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities	Over-allotment Liability
Fair value at March 3, 2021 (inception)	$—	$—	$—	$—
Initial measurement of public and private warrant at January 24, 2022	3,332,000	4,900,000	8,232,000	—
Initial measurement of over-allotment option at January 24, 2022	—	—	—	510,000
Initial measurement of public and private warrants issued in connection with the exercise of over-allotment option at February 1, 2022	283,710	472,850	756,560	—
Public Warrants fair value changes from Level 3 to Level 1 at March 31, 2022		(3,618,450)	(3,618,450)	—
Forfeiture of over-allotment option	—	—	—	(510,000)
Private Placement Warrants fair value changes from Level 3 to Level 2 at June 30, 2022	(1,438,905)	—	(1,438,905)	—
Fair value changes of warrants	(2,176,805)	(1,754,400)	(3,931,205)	—
Fair value at December 31, 2022	$—	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2022 was $3,618,450. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2022 was $1,438,905. No transfers to/from Levels 1, 2 and 3 are recognized during the year ended December 31, 2022.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any events that would have required adjustments to the disclosures in the financial statements.

On January 17, 2023, the Company received a notice from NYSE Regulation that the Company is not in compliance with the continued listing standards set forth in Section 802.01B of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Section 802.01B”) as the Company has fewer than 300 public shareholders on a continuous basis. The notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE during the applicable cure period, and does not result in a default under the Company’s material debt or other agreements. The Company is considering all available options to regain compliance with the NYSE continued listing standards. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of its shares on the NYSE.