Form 10-Q
period 2023-03-31
Generation Asia I Acquisition Ltd
filed 2023-05-12
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, 21,930,000 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ASIA I ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets:	(Unaudited)	(Audited)
Cash	$136,212	$288,081
Prepaid expense	445,748	473,993
Total Current Assets	581,960	762,074
Prepaid expense-noncurrent	—	22,882
Investments held in Trust Account	227,525,973	225,084,808
Total Assets	$228,107,933	$225,869,764

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$492,375	$463,045
Due to related parties	143,184	113,184
Total Current Liabilities	635,559	576,229
Warrant liability	2,641,536	807,136
Deferred underwriting commissions	7,675,500	7,675,500
Total Liabilities	10,952,595	9,058,865

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,930,000 shares at redemption value of $10.38 and $10.26 per share at March 31, 2023 and December 31, 2022, respectively	227,525,973	225,084,808
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,930,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 and 7,482,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	748	748
Additional paid-in capital	—	—
Accumulated deficit	(10,371,383)	(8,274,657)
Total Shareholders’ Deficit	(10,370,635)	(8,273,909)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$228,107,933	$225,869,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2023	2022

Formation and operating costs	$262,326	$247,284
Loss from operations	(262,326)	(247,284)

Other income (expense):
Interest income and realized gain from sale of treasury securities	2,441,165	57,527
Transaction costs allocable to warrants	—	(1,004,142)
Unrealized (loss) gain on fair value changes of warrants	(1,834,400)	2,935,040
Total other income, net	606,765	1,988,425

Net income	$344,439	$1,741,141

Basic and diluted weighted average Class A ordinary shares outstanding, subject to possible redemption	21,930,000	16,154,111
Basic and diluted net income per Class A share	$0.01	$0.07

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,482,500	7,316,306
Basic and diluted net income per Class B share	$0.01	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,482,500	$748	—	$(8,274,657)	$(8,273,909)
Net income	—	—	—	—	—	344,439	344,439
Re-measurement of carrying value to redemption value	—	—	—	—	—	(2,441,165)	(2,441,165)
Balance as of March 31, 2023	—	$—	7,482,500	$748	$—	$(10,371,383)	$(10,370,635)

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,750,000	$775	$24,225	$(58,457)	$(33,457)
Founder shares transferred to anchor investor	—	—	—	—	14,272	—	14,272
Excess of proceeds from sale of Private Placement Warrants over fair value	—	—	—	—	3,763,290	—	3,763,290
Forfeiture of Class B ordinary shares by Sponsor at February 1, 2022	—	—	(267,500)	(27)	27	—	—
Incentives to anchor investors	—	—	—	—	10,290,473	—	10,290,473
Net income	—	—	—	—		1,741,141	1,741,141
Re-measurement of carrying value to redemption value	—	—	—	—	(14,092,287)	(14,469,018)	(28,561,305)
Balance as of March 31, 2022	—	$—	7,482,500	$748	$—	$(12,786,334)	$(12,785,586)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income	$344,439	$1,741,141
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,441,165)	(57,527)
Transaction costs incurred in connection with Initial Public Offering	—	1,004,142
Unrealized loss (gain) on fair value changes of warrants	1,834,400	(2,935,040)
Changes in current assets and current liabilities:
Prepaid assets	51,127	(885,929)
Accrued offering costs and expenses	29,330	57,259
Due to related parties	30,000	(19,084)
Net cash used in operating activities	(151,869)	(1,095,038)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(225,643,363)	(221,493,000)
Disposal of investments held in Trust Account	225,644,000	—
Cash deposited in Trust Account	(637)	—
Net cash used in investing activities	—	(221,493,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	216,894,000
Proceeds from private placement	—	7,379,000
Proceeds from anchor investor	—	14,272
Payment of promissory note	—	(275,000)
Payment of deferred offering costs	—	(243,099)
Net cash provided by financing activities	—	223,769,173

Net Change in Cash	(151,869)	1,181,135
Cash – Beginning	288,081	131,912
Cash – Ending	$136,212	$1,313,047

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$7,675,500
Initial value of Class A common stock subject to possible redemption	$—	$219,300,000
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$2,441,165	$2,250,527
Initial classification of warrant liability	$—	$8,988,560
Incentives to anchor investors	$—	$10,290,473

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the "IPO"), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On January 17, 2023, the Company received a notice from NYSE Regulation that the Company is not in compliance with the continued listing standards set forth in Section 802.01B of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Section 802.01B”) as the Company has fewer than 300 public shareholders on a continuous basis. On February 14, 2023, the Company submitted a business plan and additional correspondence which was accepted by NYSE, so the Company continues the listing at NYSE. NYSE will perform quarterly reviews during the 18 months from January 17, 2023 for the compliance with the goals and initiatives as outlined in the plan, and the Company will need to achieve the minimum continued listing standards of total number of stockholders of at least 300 at the completion of the 18-month plan period. Failure to achieve any of the above minimum requirements at the appropriate time will result in the Company being suspended by the NYSE with application made to the Securities and Exchange Commission to delist. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of its shares on the NYSE.

Going Concern

As of March 31, 2023, the Company had approximately $136,212 in its operating bank account. The working capital deficit as of March 31, 2023 was $53,599.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans. The Company’s Sponsor also intends to provide a loan facility to loan the Company funds as may be required. On August 3, 2022, the Sponsor signed an agreement to provide $300,000 of loan facility to the Company, which can be drawn as required.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 23, 2023 (or October 23, 2023, if the Company has entered into a definitive agreement during the first 18 months from the closing of the IPO, without the Sponsor depositing additional funds into the Trust Account and, if needed, January 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 23, 2023 (or October 23, 2023, if the Company has entered into a definitive agreement during the first 18 months from the closing of the IPO, without the Sponsor depositing additional funds into the Trust Account and, if needed, January 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account).

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2—Significant Accounting Policies Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company's audited financial statements included in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company held $136,212 and $288,081 in cash as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of March 31, 2023, investments in the Company’s Trust Account consisted of $864 in cash and $227,525,109 in U.S. Treasury securities. As of December 31, 2022, investments in the Company’s Trust Account consisted of $227 in cash and $225,084,581 in U.S. Treasury securities.

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

Net Income Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,930,000 of the Company’s Class A ordinary shares, at March 31, 2023 and 2022, in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriters’ partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$256,814	$87,625	$1,198,385.00	$542,756
Denominator
Weighted-average shares outstanding	21,930,000	7,482,500	16,154,111	7,316,306
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.07	$0.07

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

As of March 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the Shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

As of March 31, 2023, and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$219,300,000
Less:
Proceeds Allocated to Public Warrants	(5,372,850)
Class A ordinary shares issuance cost	(20,937,928)
Add:
Re-measurement of carrying value to redemption value	32,095,586
Class A ordinary shares subject to redemption 12/31/2022	225,084,808
Add:
Re-measurement of carrying value to redemption value	2,441,165
Class A ordinary shares subject to redemption 03/31/2023	$227,525,973

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and for the period from the Effective Date to March 31, 2022, the Company incurred $30,000 and $24,333, respectively, of such expenses, which was recorded as due to related party on the balance sheets. On July 26, 2022, the affiliate of the Sponsor and the Company signed off a waiver letter pursuant that if the Business Combination is not completed, the affiliate of the Sponsor will waive all administrative support services liable by the Company.

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

Anchor Investments

As of March 31, 2023, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 21,930,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. As of March 31, 2023 and December 31, 2022, there were 7,482,500 Class B ordinary shares issued or outstanding.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$227,525,973	$227,525,973	$—	$—
	$227,525,973	$227,525,973	$—	$—
Liabilities
Warrant liability—Public Warrants	$1,578,960	$1,578,960	$—	$—
Warrant liability—Private Warrants	1,062,576	—	1,062,576	—
	$2,641,536	$1,578,960	$1,062,576	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$225,084,808	$225,084,808	$—	$—
	$225,084,808	$225,084,808	$—	$—
Liabilities
Warrant liability—Public Warrants	$482,460	$482,460	$—	$—
Warrant liability—Private Warrants	324,676	—	324,676	—
	$807,136	$482,460	$324,676	$—

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of March 31, 2023.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2022 was $3,618,450. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2022 was $1,438,905. No transfers to/from Levels 1, 2 and 3 are recognized during the three months ended March 31, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023 (the “Annual Report on Form 10-K”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of December 31, 2022 contained in our Annual Report on Form 10-K filed with the SEC on March 24, 2023. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the three months ended March 31, 2023, we had net income of $344,439 which consisted of interest income and realized gain from sale of treasury securities of $2,441,165, as offset by unrealized loss on fair value changes of warrants of $1,834,400 and formation and operating costs of $262,326.

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

As of March 31, 2023, we held approximately $136,212 in our operating bank account. Our working capital deficit as of March 31, 2023 was $53,599.

For the three months ended March 31, 2023, net cash used in operating activities was $151,869. Net income of $344,439 was affected by interest earned on investments held in the Trust Account of $2,441,165 and change in fair value of warrant liability of $1,834,400. Changes in operating assets and liabilities provided $110,457 of cash for operating activities.

For the three months ended March 31, 2022, net cash used in operating activities was $1,095,038. This was primarily attributable to our net income of $1,741,141, transaction costs incurred in connection with Initial Public Offering of $1,004,142, as offset by unrealized gain on fair value changes of warrants of $2,935,040 and changes in operating assets and liabilities of $847,754.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to consummate the Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, our Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

Following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 23, 2023 (or October 23, 2023, if the Company has entered into a definitive agreement during the first 18 months from the closing of the IPO, without the Sponsor depositing additional funds into the Trust Account and, if needed, January 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 23, 2023 (or October 23, 2023, if the Company has entered into a definitive agreement during the first 18 months from the closing of the IPO, without the Sponsor depositing additional funds into the Trust Account and, if needed, January 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the Company's risk factors disclosed in our Annual Report on Form 10-K. Any of the risk factors disclosed in our Annual Report on Form 10-K could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

The Company made no unregistered sales of equity securities during the three months ended March 31, 2023.

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

The Company incurred offering costs amounting to $21,942,071 as a result of the IPO, consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors and $1,570,098 of other offering costs. The Company’s remaining cash after payment of the IPO costs is held outside the Trust Account for working capital purposes.

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

Generation Asia I Acquisition Limited (Registrant)

Date: May 12, 2023	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)