Form 10-Q
period 2023-06-30
Generation Asia I Acquisition Ltd
filed 2023-08-14
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, 7,699,729 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ASIA I ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
Assets:	(Unaudited)	(Audited)
Cash	$77,584	$288,081
Prepaid expense	305,823	473,993
Total Current Assets	383,407	762,074
Prepaid expense-non-current	—	22,882
Investments held in Trust Account	230,206,581	225,084,808
Total Assets	$230,589,988	$225,869,764

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$627,100	$463,045
Due to related parties	173,184	113,184
Total Current Liabilities	800,284	576,229
Warrant liability	730,091	807,136
Deferred underwriting commissions	3,000,000	7,675,500
Total Liabilities	4,530,375	9,058,865

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,930,000 shares at redemption value of $10.50 and $10.26 per share at June 30, 2023 and December 31, 2022, respectively	230,206,581	225,084,808
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,930,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 and 7,482,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	748	748
Additional paid-in capital	—	—
Accumulated deficit	(4,147,716)	(8,274,657)
Total Shareholders’ Deficit	(4,146,968)	(8,273,909)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$230,589,988	$225,869,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$363,278	$263,815	$625,604	$511,099
Loss from operations	(363,278)	(263,815)	(625,604)	(511,099)

Other income:
Interest income and realized gain from sale of treasury securities	2,680,608	317,432	5,121,773	374,959
Transaction costs allocable to warrants	—	—	—	(1,004,142)
Gain from debt forgiven	126,472	—	126,472	—
Unrealized gain on fair value changes of warrants	1,911,445	2,476,440	77,045	5,411,480
Total other income, net	4,718,525	2,793,872	5,325,290	4,782,297

Net income	$4,355,247	$2,530,057	$4,699,686	$4,271,198

Basic and diluted weighted average Class A ordinary shares outstanding, subject to possible redemption	21,930,000	21,930,000	21,930,000	19,058,012
Basic and diluted net income per Class A share	$0.15	$0.09	$0.16	$0.16

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,482,500	7,482,500	7,482,500	7,399,862
Basic and diluted net income per Class B share	$0.15	$0.09	$0.16	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of March 31, 2023	—	$—	7,482,500	$748	$—	$(10,371,383)	$(10,370,635)
Net income	—	—	—	—	—	4,355,247	4,355,247
Re-measurement of carrying value to redemption value	—	—	—	—	—	(2,680,608)	(2,680,608)
Forgiven of deferred underwriter commissions	—	—	—	—	—	4,549,028	4,549,028
Balance as of June 30, 2023	—	$—	7,482,500	$748	$—	$(4,147,716)	$(4,146,968)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,482,500	$748	$—	$(8,274,657)	$(8,273,909)
Net income	—	—	—	—	—	4,699,686	4,699,686
Re-measurement of carrying value to redemption value	—	—	—	—	—	(5,121,773)	(5,121,773)
Forgiven of deferred underwriter commissions	—	—	—	—	—	4,549,028	4,549,028
Balance as of June 30, 2023	—	$—	7,482,500	$748	$—	$(4,147,716)	$(4,146,968)

The accompanying notes are an integral part of the unaudited condensed financial statements

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of March 31, 2022	—	$—	7,482,500	$748	$—	$(12,786,334)	$(12,785,586)
Net income	—	—	—	—	—	2,530,057	2,530,057
Re-measurement of carrying value to redemption value	—	—	—	—	—	(317,432)	(317,432)
Balance as of June 30, 2022	—	$—	7,482,500	$748	$—	$(10,573,709)	$(10,572,961)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,750,000	$775	$24,225	$(58,457)	$(33,457)
Founder shares transferred to anchor investor	—	—	—	—	14,272	—	14,272
Excess of proceeds from sale of Private Placement Warrants over fair value	—	—	—	—	3,763,290	—	3,763,290
Forfeiture of Class B ordinary shares by Sponsor at February 1, 2022	—	—	(267,500)	(27)	27	—	—
Incentives to anchor investors	—	—	—	—	10,290,473	—	10,290,473
Net income	—	—	—	—		4,271,198	4,271,198
Re-measurement of carrying value to redemption value	—	—	—	—	(14,092,287)	(14,786,450)	(28,878,737)
Balance as of June 30, 2022	—	$—	7,482,500	$748	$—	$(10,573,709)	$(10,572,961)

The accompanying notes are an integral part of the unaudited condensed financial statements

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,699,686	$4,271,198
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(5,121,773)	(374,959)
Transaction costs incurred in connection with Initial Public Offering	—	1,004,142
Gain from debt forgiven	(126,472)	—
Unrealized gain on fair value changes of warrants	(77,045)	(5,411,480)
Changes in current assets and current liabilities:
Prepaid assets	191,052	(803,485)
Accrued offering costs and expenses	164,055	(730,646)
Due to related parties	60,000	9,767
Net cash used in operating activities	(210,497)	(2,035,463)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(453,869,227)	(443,067,598)
Disposal of investments held in Trust Account	453,869,000	221,575,000
Cash deposited in Trust Account	227	(402)
Net cash used in investing activities	—	(221,493,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	216,894,000
Proceeds from private placement	—	7,379,000
Proceeds from anchor investor	—	14,272
Payment of promissory note	—	(275,000)
Payment of deferred offering costs	—	(243,099)
Net cash provided by financing activities	—	223,769,173

Net Change in Cash	(210,497)	240,710
Cash – Beginning	288,081	131,912
Cash – Ending	$77,584	$372,622

Supplemental Disclosure of Non-cash Financing Activities:
Waiver of deferred underwriting commissions	$4,549,028	$—
Deferred underwriting commissions charged to additional paid in capital	$—	$7,675,500
Initial value of Class A common stock subject to possible redemption	$—	$219,300,000
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$5,121,773	$28,878,737
Initial classification of warrant liability	$—	$8,988,560
Incentives to anchor investors	$—	$10,290,473

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the "IPO"), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end..

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

Following the closing of the IPO on January 24, 2022 and the partial exercise of the over-allotment option on February 1, 2022, $221,493,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and the sale of the Private Placement Warrants was deposited in a trust account (the “Trust Account”), and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On July 13, 2023, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving approximately $81.03 million held in the Trust Account after the redemption. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company has not completed its initial Business Combination within the Combination Period (as defined below), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the "Memorandum and Articles") (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity and less up to $100,000 of interest to pay dissolution expenses. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

If the Company has not completed the initial Business Combination within 18 months from the consummation of the IPO (or up to 30 months from the consummation of the IPO (the “Combination Period”) if an extension has been made pursuant to the Articles Amendments (as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case the public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and the warrants will expire worthless

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if the Company has not consummated a Business Combination within the Combination Period or with respect to any other specified provisions relating to shareholders’ rights or pre Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within such time period and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s Business Combination.

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

On January 17, 2023, the Company received a notice from NYSE Regulation that the Company is not in compliance with the continued listing standards set forth in Section 802.01B of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Section 802.01B”) as the Company has fewer than 300 public shareholders on a continuous basis. On February 14, 2023, the Company submitted a business plan and additional correspondence which was accepted by NYSE,. NYSE will perform quarterly reviews during the 18 months from January 17, 2023 for the compliance with the goals and initiatives as outlined in the plan, and the Company will need to achieve the minimum continued listing standards of total number of stockholders of at least 300 at the completion of the 18-month plan period. Failure to achieve any of the above minimum requirements at the appropriate time will result in the Company being suspended by the NYSE with application made to the Securities and Exchange Commission to delist. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of its shares on the NYSE. As of June 30, 2023, the Company’s business plans submitted to NYSE were all accepted, so the Company continues the listing at NYSE.

On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “Meeting”). At the Meeting, the Company’s shareholders of record as of June 20, 2023 (the “Record Date”) approved amendments to the Company’s Memorandum and Articles, which became effective July 17, 2023 (collectively, the “Articles Amendments”), to do the following:

(1)

(i) to extend the date by which the Company must consummate an initial Business Combination from July 23, 2023 to July 23, 2024, and (ii) to reduce the amount of monthly extension payments which the Company’s sponsor, Generation Asia LLC, or its affiliates or designees, must deposit into the trust account of the Company from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination (each such monthly ended date, an “Articles Extension Date”);

(2)

to provide that the Company may not enter into a Business Combination with any entity with principal business operations in Mainland China unless such entity (i) has no material interests in or exposure to any "variable interest entities" as that term is used in the Accounting Standards Codification, (ii) has not more than 50% of its revenue from Mainland China, and (iii) has its headquarters in Hong Kong or any other location outside of Mainland China;

(3)

to provide that the Class B ordinary shares of the Company may be converted into Class A ordinary shares of the Company either at the time of the consummation of an initial Business Combination or at any earlier date at the option of the holder thereof; and

(4)

to reduce the minimum voting threshold required for a special resolution to amend any provision of the Company’s Articles related to pre-business combination activity prior to the consummation of an initial Business Combination from 90% of the Company’s members, as being entitled to do so, voting in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders, to the minimum threshold required by the Companies Act (As Revised) of the Cayman Islands (being two-thirds of the Company’s members, as being entitled to do so, voting in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders).

In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 shareholders meeting.

On July 21, 2023, the Company deposited $125,000 into Trust Account, to extend the date by which the Company must consummate an initial Business Combination to August 23, 2023.

Going Concern

As of June 30, 2023, the Company had approximately $77,584 in its operating bank account. The working capital deficit as of June 30, 2023 was $416,877.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans. The Company’s Sponsor also intends to provide a loan facility to loan the Company funds as may be required. On August 3, 2022, the Sponsor signed an agreement to provide $300,000 of loan facility to the Company, which can be drawn as required. On July 21, 2023, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000, and received the first drawdown of $125,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,” Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company's audited financial statements included in the aforementioned Form 10-K. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company held $77,584 and $288,081 in cash as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in cash, money market funds and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of June 30, 2023, investments in the Company’s Trust Account consisted of $230,206,581 money market funds. As of December 31, 2022, investments in the Company’s Trust Account consisted of $227 in cash and $225,084,581 in U.S. Treasury securities.

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

Net Income Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,930,000 of the Company’s Class A ordinary shares, at June 30, 2023 and 2022, in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriters’ partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,247,278	$1,107,969	$1,886,414	$643,643
Denominator
Weighted-average shares outstanding	21,930,000	7,482,500	21,930,000	7,482,500
Basic and diluted net income per ordinary share	$0.15	$0.15	$0.09	$0.09

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,504,092	$1,195,594	$3,076,609	$1,194,589
Denominator
Weighted-average shares outstanding	21,930,000	7,482,500	19,058,012	7,399,862
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.16	$0.16

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

As of June 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2023, and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$219,300,000
Less:
Proceeds Allocated to Public Warrants	(5,372,850)
Class A ordinary shares issuance cost	(20,937,928)
Add:
Re-measurement of carrying value to redemption value	32,095,586
Class A ordinary shares subject to redemption 12/31/2022	$225,084,808
Add:
Re-measurement of carrying value to redemption value	5,121,773
Class A ordinary shares subject to redemption 06/30/2023	$230,206,581

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and

Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has assessed the influence of the adoption of ASU 2020-06 and concluded that there’s no impact on the Company’s condensed financial statements. The Company adopted ASU 2020-06 since January 1, 2023.

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

On July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). On July 21, 2023, the Company received the first drawdown of $125,000 under such loan. Using the amount received from Sponsor, the Company deposited $125,000 into the Trust Account on July 21, 2023, to extend the combination period until August 23, 2023.

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023,the Company incurred $30,000 and $60,000, respectively, of such expenses, which was recorded as due to related party on the balance sheets. For the three months ended June 30, 2022 and for the period from the Effective Date to June 30, 2022, the Company incurred $30,000 and $54,333, respectively, of such expenses, which was recorded as due to related party on the balance sheets. On July 26, 2022, the affiliate of the Sponsor and the Company signed off a waiver letter pursuant that if the Business Combination is not completed, the affiliate of the Sponsor will waive all administrative support services liable by the Company.

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

On January 24, 2022 and February 1, 2022, the Company paid cash underwriting commissions of $2,020,000 and $386,000, respectively.

The underwriter was entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $7,675,500, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On June 26, 2023, the Company and the underwriter entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which the underwriter agreed to waive $4,675,500 of the deferred underwriter commission. Of the remaining deferred underwriter commission of $3,000,000, parties agreed that, upon the consummation of an initial Business Combination, (i) $ 1,000,000 shall be payable to underwriter in cash and (ii) 200,000 shares (with a nominal value of $10.00 per share, for an aggregate nominal value of $2,000,000) of either (1) Class A Ordinary Shares or (2) founder shares, shall be issued to the underwriter (with no guarantee following such issuance of the market value of such shares) (such shares were called “Granted Shares”).

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the three months ended June 30, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity.

The share settlement portion of the Fee Reduction Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue Class A Ordinary Shares or Founder Shares. In this case, the share settlement portion of the Fee Reduction Agreement is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the Fee Reduction Agreement executed date (the “Grant Date”). The Company used the public trading price of Class A ordinary shares at Grant Date to value the fair value of the Granted Shares. The fair value of the 200,000 Granted Shares was $2,104,000 in total, or $10.52 per share. The Fee Reduction agreement was executed on June 26, 2023, the underwriter has provided service to the Company prior to closing of the IPO and the Company has recorded $2,000,000 deferred liability for the share settlement portion of the Fee Reduction Agreement at the closing of the IPO. The fair value of Granted Shares in excess of the liability settled as a result of the Fee Reduction Agreement is considered de minimis; therefore, this amount was not reflected within the condensed statements of operations for the three and six months ended June 30, 2023.

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

Anchor Investments

As of June 30, 2023, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 21,930,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 7,482,500 Class B ordinary shares issued or outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares (a) at any time and from time to time at the option of the holder thereof, including (for the avoidance of doubt) at any time prior to the consummation of a Business Combination; and (b) with, or immediately following, the consummation of a Business Combination, on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination; provided that such conversion of Founder Shares will never occur on less than a one-for-one basis

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$230,206,581	$230,206,581	$—	$—
	$230,206,581	$230,206,581	$—	$—
Liabilities
Warrant liability—Public Warrants	$436,407	$436,407	$—	$—
Warrant liability—Private Warrants	293,684	—	293,684	—
	$730,091	$436,407	$293,684	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$225,084,808	$225,084,808	$—	$—
	$225,084,808	$225,084,808	$—	$—
Liabilities
Warrant liability—Public Warrants	$482,460	$482,460	$—	$—
Warrant liability—Private Warrants	324,676	—	324,676	—
	$807,136	$482,460	$324,676	$—

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of June 30, 2023.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2022 was $3,618,450. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2022 was $1,438,905. No transfers to/from Levels 1, 2 and 3 are recognized during the three and six months ended June 30, 2023.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as stated below, the Company did not identify any events that would have required adjustments to the disclosures in the unaudited condensed financial statements.

On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “Meeting”). At the Meeting, the Company’s shareholders of record as of June 20, 2023 (the “Record Date”) approved amendments to the Company’s Memorandum and Articles, which became effective July 17, 2023 (collectively, the “Articles Amendments”), to do the following:

(1)

(i) to extend the date by which the Company must consummate an initial business combination from July 23, 2023 to July 23, 2024, and (ii) to reduce the amount of monthly extension payments which the Company’s sponsor, Generation Asia LLC, or its affiliates or designees, must deposit into the trust account of the Company from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial business combination;

(2)

to provide that the Company may not enter into a Business Combination with any entity with principal business operations in Mainland China unless such entity (i) has no material interests in or exposure to any “variable interest entities” as that term is used in the Accounting Standards Codification, (ii) has not more than 50% of its revenue from Mainland China, and (iii) has its headquarters in Hong Kong or any other location outside of Mainland China;

(3)

to provide that the Class B ordinary shares of the Company may be converted into Class A ordinary shares of the Company either at the time of the consummation of an initial business combination or at any earlier date at the option of the holder thereof; and

(4)

to reduce the minimum voting threshold required for a special resolution to amend any provision of the Company’s Articles related to pre-business combination activity prior to the consummation of an initial business combination from 90% of the Company’s members, as being entitled to do so, voting in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders, to the minimum threshold required by the Companies Act (As Revised) of the Cayman Islands (being two-thirds of the Company’s members, as being entitled to do so, voting in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders).

In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 shareholders meeting.

On July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). On July 21, 2023, the Company received the first drawdown of $125,000 under such loan. Using the amount received from Sponsor, the Company deposited $125,000 into the Trust Account on July 21, 2023, to extend the combination period until August 23, 2023.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of December 31, 2022 contained in our Annual Report on Form 10-K filed with the SEC on March 24, 2023. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the three months ended June 30, 2023, we had net income of $4,355,247 which consisted of interest income and realized gain from sale of treasury securities of $2,680,608, unrealized gain on fair value changes of warrants of $1,911,445 and gain from debt forgiven of $126,472, as offset by formation and operating costs of $363,278.

For the six months ended June 30, 2023, we had net income of $4,699,686 which consisted of interest income and realized gain from sale of treasury securities of $5,121,773, gain from debt forgiven of $126,472 and unrealized gain on fair value changes of warrants of $77,045, as offset by formation and operating costs of $625,604.

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

As of June 30, 2023, we held approximately $77,584 in our operating bank account. Our working capital deficit as of June 30, 2023 was $416,877.

For the six months ended June 30, 2023, net cash used in operating activities was $210,497. Net income of $4,699,686 was affected by interest earned on investments held in the Trust Account of $5,121,773, gain from debt forgiven of $126,472 and change in fair value of warrant liability of $77,045. Changes in operating assets and liabilities provided $415,107 of cash for operating activities.

For the six months ended June 30, 2022, net cash used in operating activities was $2,035,463. This was primarily attributable to our net income of $4,271,198 and transaction costs incurred in connection with IPO of $1,004,142, as offset by unrealized gain on fair value changes of warrants of $5,411,480.

On July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). On July 21, 2023, the Company received the first drawdown of $125,000 under such loan. Using the amount received from Sponsor, the Company deposited $125,000 into the Trust Account on July 21, 2023, to extend the combination period until August 23, 2023.

We believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or up to 30 months from the consummation of the IPO if an extension has been made pursuant to the Articles Amendments. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to consummate the Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, our Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,675,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account. The deferred commissions will be released to the underwriter only on and concurrently with completion of a Business Combination, subject to the terms of the underwriting agreement.

On June 26, 2023, we entered into a fee reduction agreement with the underwriter, pursuant to which, the underwriter agreed to waive $4,675,500 of the deferred underwriter commission. Of the remaining deferred underwriter commission of $3,000,000, parties agreed that, upon the consummation of an initial Business Combination, (i) $ 1,000,000 shall be payable to underwriter in cash and (ii) 200,000 shares (with a nominal value of $10.00 per share, for an aggregate nominal value of $2,000,000) of either (1) Class A Ordinary Shares or (2) founder shares, shall be issued to the underwriter (with no guarantee following such issuance of the market value of such shares).

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has assessed the influence of the adoption of ASU 2020-06 and concluded that there’s no impact on the Company’s condensed financial statements. The Company adopted ASU 2020-06 since January 1, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Risks Related to Acquiring and Operating a Business in China

A significant number of our management and investment team, directors and advisors are located in or have significant ties to China or Hong Kong, and we may seek to acquire a company with principal business operations in Mainland China or Hong Kong in an initial Business Combination. Because of such ties to China or Hong Kong, we may be subjected to the laws, rules and regulations of the People’s Republic of China (“PRC”). Any risks that any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in issuers with principal business operations in Mainland China or Hong Kong could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.

Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

General Risk Factors

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

As indicated above, we completed our IPO in January 2022 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 16 months after the effective date of our IPO, as of the date of this proxy). There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, instruct the Trustee (as defined below) to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, if the Extension Amendment Proposal is approved, we will, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or January 23, 2024, instruct Continental Stock Transfer & Trust Company, a New York corporation, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or the liquidation of our Company. Interest on such deposit account is currently approx. 4.0-4.5% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of our Company.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the Shareholder Meeting, and instead hold all funds in the Trust Account in cash items which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our security holders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

We may not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by, and has substantial ties with, non-U.S. persons domiciled principally in Hong Kong. Acquisitions and investments by non-U.S. Persons in certain U.S. businesses may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to, amongst other things, critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. For so long as our Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If CFIUS elects to review a Business Combination, the time necessary to complete such review of the Business Combination or a decision by CFIUS to prohibit the Business Combination could prevent us from completing a Business Combination prior to August 23, 2023 or any Articles Extension Date, as applicable.

If we are not able to consummate a Business Combination by August 23, 2023 or any Articles Extension Date, as applicable, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board, liquidate and dissolve, subject in each case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to requirements of other applicable law. There will be no redemption rights or liquidating distributions from the Trust Account with respect to our warrants, which will expire worthless in the event of our winding up. Finally, the Company’s public shareholders will not receive the benefit of any price appreciation of our Public Shares that might result from a Business Combination with a target company.

The SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account by redeeming our Public Shares or liquidating our Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating to, among other things, disclosures in SEC filings in connection with Business Combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account by redeeming our Public Shares or liquidating the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

The Company made no unregistered sales of equity securities during the six months ended June 30, 2023.

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
3.1

Amendments to Amended and Restated Memorandum and Articles of Association, effective July 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2023).

10.1	Amendment to Investment Management Trust Agreement, dated July 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2023).

10.2

Promissory Note, dated July 21, 2023, issued by the Company to Generation Asia LLC (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2023).

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

Generation Asia I Acquisition Limited (Registrant)

Date: August 14, 2023	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)