Form 10-K/A
period 2022-12-31
Generation Asia I Acquisition Ltd
filed 2023-10-16
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Generation Asia I Acquisition Limited (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K/A in response to comments raised by the U.S. Securities and Exchange Commission (“SEC”). On March 24, 2023, the Company filed with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Initial 10-K”). This Amendment is being filed solely to (A) update the description of the Company’s business to address matters concerning China, the prospective relocation of our offices to Singapore, and regulation of auditors as set forth in the section entitled “Item 1. Business” of this Amendment; (B) update the risk factors disclosed in the Initial 10-K as set forth in the section entitled “Item 1A. Risk Factors” of this Amendment; (C) revise the disclosure as set forth in “Item 10. Directors, Executive Officers and Corporate Governance” to clarify that the Company’s Chief Financial Officer is based in the United Kingdom; and (D) correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officers and principal financial officer (the “Section 302 Certifications”) as filed with the Initial 10-K. Exhibits 31.1 and 31.2 filed with the Initial 10-K omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company and sub-paragraph 4(b) regarding establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Initial 10-K by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Initial 10-K and does not reflect events occurring after the date of the filing of the Initial 10-K. This Amendment continues to describe the conditions as of the date of the Initial 10-K, and accordingly, this Amendment should be read in conjunction with the Initial 10-K.

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

Overview

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

No executive officer or director of the Company is a citizen of China or resides in China (other than one officer who resides in Hong Kong). Although our Chief Executive Officer and the Chairman of the board of directors of the Company resides in Hong Kong, he is not a citizen of China or Hong Kong and has almost no business ties to China. All other officers and directors of the Company are passport holders of countries other than China or Hong Kong and reside in either the U.S., the United Kingdom or Japan. We believe that none of our officers and directors have significant ties to China. Therefore, we do not believe that we are based in China or that there are legal and operational risks associated with being based in China which apply to the Company.

Notwithstanding the foregoing, the Company’s board of directors has determined it is in the best interests of the Company and its shareholders to relocate the principal office of the Company from Hong Kong to an office located at Level 19, Tower 2, 1 Raffles Place, Singapore prior to the submission of the next Quarterly Report on Form 10-Q of the Company for the fiscal quarter ending September 30, 2023 (the “Third Quarter Form 10-Q”) with the SEC. In addition, after careful consideration, the sponsor has determined to relocate its offices from Hong Kong to the Cayman Islands and intends to finish such relocation prior to the submission of the Third Quarter Form 10-Q of the Company. Following the relocation of the Company’s office, the Company will have two offices, one in the Cayman Islands and one in Singapore. Following the relocation of the sponsor’s office, the sponsor will have one office and will be headquartered in the Cayman Islands.

Description of Business

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

Auditor’s Regulation

The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 (“HFCCA”) requires the Public Company Accounting Oversight Board (United States), or the PCAOB, to make determination whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in a foreign jurisdiction. As of the date of this annual report, there are no PCAOB determinations currently in effect.

Our auditor, Marcum Asia CPAs LLP, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Marcum Asia CPAs LLP, whose audit report is included in this annual report on Form 10-K, is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2022. Thus, the HFCCA and related regulation do not affect the Company.

Cash and Assets Flows Through Our Organization

The Company is a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. To date, our efforts have been limited to organizational activities, the initial public offering and the search for a business combination. Following the initial public offering on January 24, 2022, the Company deposited a total of $202,000,000 in offering proceeds, comprised of the net proceeds of the IPO and certain proceeds from the Private Placement, into the Trust Account established for the benefit of public shareholders and underwriters by the Trustee in the United States at J.P. Morgan Chase Bank, N.A. (or at another U.S. chartered commercial bank with consolidated assets of $100 billion or more) in the United States. The Trust Account funds will be used to fund the Business Combination or, if we are unable to consummate the Business Combination prior to the deadline set forth in the Company’s Articles of Association, to fund the redemption of our public shares. The Trust Account is managed in the United States, and as such it is subject to the U.S. regulation, and we do not anticipate any issues with the Trustee’s ability to transfer funds to the U.S. investors.

The Company also has one checking account with J.P. Morgan Chase Bank, N.A. in the United States (“U.S. Checking Account”), which is used to fund operating expenses and process extension payments to extend the combination period as set forth in the Company’s Articles of Association. The U.S. Checking Account is subject to the U.S. regulation. We do not have any foreign bank accounts.

As of the date of the Initial Form 10-K, no transfers, dividends, or distribution have been made by us. However, in July 2023, the Company redeemed 14,230,271 Class A Ordinary Shares in exchange of $149,750,539.84 in connection with the amendments to the Articles of Association of the Company.

Enforceability of Civil Liabilities

We are a Cayman Islands company and substantially all of our assets are located in the United States. Our Sponsor is a Cayman Islands company and all of its assets are located outside the United States. Certain of our directors and officers reside outside of the United States. Among our directors and officers, Roy Kuan is a resident of Hong Kong and all or a substantial portion of his assets are located outside the United States. In addition, our Chief Financial Officer resides in the United Kingdom, and our Chief Operating Officer is based in Japan. As a result, it may be difficult for a shareholder to effect service of process within the United States upon us, our Sponsor or any of these individuals, or to enforce against us, our Sponsor or any of these individuals judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. Unless there is a treaty between the United States or any of the jurisdictions where our Sponsor and officers and directors reside, it may be difficult for a shareholder to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and any of these individuals. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States.

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

•
All of our officers and directors reside in countries other than China (except for the Chief Executive Officer who resides in Hong Kong) and are either U.S. citizens or citizens of countries other than China and Hong Kong, and our Sponsor is a Cayman Islands company; and they do not have significant ties to China. It is uncertain whether the fact that our Chief Executive Officer and the manager of our Sponsor, who is a Thai citizen by birth but now resides in Hong Kong, would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial Business Combination.
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

Risks Related to Our Proposed Business Combination

All of our officers and directors reside in countries other than China (except for the Chief Executive Officer who resides in Hong Kong) and are either U.S. citizens or citizens of countries other than China and Hong Kong, and our Sponsor is a Cayman Islands company; and they do not have significant ties to China. It is uncertain whether the fact that our Chief Executive Officer and the manager of our Sponsor, who is a Thai citizen by birth but now resides in Hong Kong, would make us a less attractive partner to a non-China or non-Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial Business Combination.

All of our officers and directors reside in countries other than China (except for our Chief Executive Officer and manager of our Sponsor who is a Thai citizen by birth but now resides in Hong Kong) and are either U.S. citizens or citizens of countries other than China and Hong Kong, and our Sponsor is a Cayman Islands company. None of our officers or directors or our Sponsor has significant ties to China. Therefore, we believe there are no Chinese legal barriers to investors being able to effect service of process and enforce judgement of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws. We believe that none of our officers and directors have significant ties to China. As our Articles of Association prohibit us from undertaking our initial business combination with any company that has principal business operations in Mainland China unless such entity (a) has no material interests in or exposure to any “variable interest entities,” as that term is used in the Accounting Standards Codification, (b) has not more than 50% of its revenue from Mainland China, and (c) has its headquarters in Hong Kong or any other location outside of Mainland China, we do not believe the residence of our Chief Executive Officer in Hong Kong will have a material impact upon our search for a target company. However, we cannot predict the perception from potential target companies or the market of our relationship to Hong Kong, and therefore, it is uncertain whether this relationship would make us a less attractive partner to a non-China or non‑Hong Kong-based target company and such perception may potentially limit or negatively impact our search for an initial Business Combination.

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

Although expected to focus on financial services companies, our efforts to identify a prospective Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue a Business Combination opportunity in any industry, sector or location (excluding any company that has principal business operations in Mainland China unless such entity (a) has no material interests in or exposure to any “variable interest entities,” as that term is used in the Accounting Standards Codification, (b) has not more than 50% of its revenue from Mainland China, and (c) has its headquarters in Hong Kong or any other location outside of Mainland China), we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic financial services investments globally. Our Memorandum and Articles prohibit us from effectuating a Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete the Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently utilize office spaces at Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands and Suite 3102, Two Exchange Square, 8 Connaught Place, Central, Hong Kong, China, leased from our sponsor as our executive offices. Commencing on January 19, 2022, we pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations. However, the Company’s board of directors has determined it is in the best interests of the Company and its shareholders to relocate the principal office of the Company from Hong Kong to an office located at Level 19, Tower 2, 1 Raffles Place, Singapore prior to the submission of the Third Quarter Form 10-Q with the SEC. In addition, after careful consideration, the sponsor has determined to relocate its offices from Hong Kong to the Cayman Islands and intends to finish such relocation prior to the submission of the Third Quarter Form 10-Q of the Company. Following the relocation of the Company’s office, the Company will have two offices, one in the Cayman Islands and one in Singapore. Following the relocation of the sponsor’s office, the sponsor will have one office and will be headquartered in the Cayman Islands.

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

Catherine Kwok serves as our Chief Financial Officer. Ms. Kwok previously worked in Maples Fund Services (Asia) and Sovereign Trust (Hong Kong) as Finance Manager and Finance Director, respectively. Prior to these companies, she worked in KPMG in their audit practice. Ms. Kwok received a BBA in Accountancy from the Hong Kong University of Science & Technology. Ms. Kwok is based in the United Kingdom.

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

We currently utilize office spaces at Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands and Suite 3102, Two Exchange Square, 8 Connaught Place, Central, Hong Kong, China, leased from our sponsor as our executive offices. Commencing on January 19, 2022, the Company began to pay our sponsor or an affiliate thereof $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 19, 2022 to January 24, 2022, the Company incurred $2,000 such expense, which was recorded as due to related party on the balance sheet. The Company’s board of directors has determined it is in the best interests of the Company and its shareholders to relocate the principal office of the Company from Hong Kong to an office located at Level 19, Tower 2, 1 Raffles Place, Singapore prior to the submission of the Third Quarter Form 10-Q with the SEC. In addition, after careful consideration, the sponsor has determined to relocate its offices from Hong Kong to the Cayman Islands and intends to finish such relocation prior to the submission of the Third Quarter Form 10-Q of the Company. Following the relocation of the Company’s office, the Company will have two offices, one in the Cayman Islands and one in Singapore. Following the relocation of the sponsor’s office, the sponsor will have one office and will be headquartered in the Cayman Islands.

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

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished.

** Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 16, 2023.

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