Form 10-Q/A
period 2023-03-31
Generation Asia I Acquisition Ltd
filed 2023-10-16
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number: 001-41239

Generation Asia I Acquisition Limited

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1588665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Boundary Hall, Cricket Square
Grand Cayman, Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)

(345) 814-5580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	GAQ.U	The New York Stock Exchange
Class A ordinary shares	GAQ	The New York Stock Exchange
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GAQWS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

i

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

EXPLANATORY NOTE

Generation Asia I Acquisition Limited (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q/A in response to comments raised by the U.S. Securities and Exchange Commission (“SEC”). On May 12, 2023, the Company filed with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Initial 10-Q”). This Amendment is being filed solely to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officers and principal financial officer (the “Section 302 Certifications”) as filed with the Initial 10-Q. Exhibits 31.1 and 31.2 filed with the Initial 10-Q omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company and sub-paragraph 4(b) regarding establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Initial 10-Q by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Initial 10-Q and does not reflect events occurring after the date of the filing of the Initial 10-Q. This Amendment continues to describe the conditions as of the date of the Initial 10-Q, and accordingly, this Amendment should be read in conjunction with the Initial 10-Q.

ii

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

iii

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2023, has been formatted in Inline XBRL and contained in Exhibit 101

*	Furnished
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generation Asia I Acquisition Limited (Registrant)

Date: October 16, 2023	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: October 16, 2023	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)