Form 10-Q/A
period 2023-06-30
Generation Asia I Acquisition Ltd
filed 2023-10-16
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

EXPLANATORY NOTE

Generation Asia I Acquisition Limited (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q/A in response to comments raised by the U.S. Securities and Exchange Commission (“SEC”). On August 14, 2023, the Company filed with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Initial 10-Q”). This Amendment is being filed solely to (A) update the risk factors disclosed in the Initial 10-Q as set forth in the section entitled "Item 1A. Risk Factors" of this Amendment; and (B) correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officers and principal financial officer (the “Section 302 Certifications”) as filed with the Initial 10-Q. Exhibits 31.1 and 31.2 filed with the Initial 10-Q omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company and sub-paragraph 4(b) regarding establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Initial 10-Q by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Initial 10-Q and does not reflect events occurring after the date of the filing of the Initial 10-Q. This Amendment continues to describe the conditions as of the date of the Initial 10-Q, and accordingly, this Amendment should be read in conjunction with the Initial 10-Q.

2

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

Risks Related to Acquiring and Operating a Business in China

All members of the Company’s executive management team (other than one officer), including the Chief Financial Officer and Chief Operating Officer, and all directors, reside outside of the People’s Republic of China (“PRC” or “China”) and Hong Kong. The Company conducts no operations in China. The sole officer who resides in Hong Kong is the Chief Executive Officer of the Company and a manager of the Sponsor, Roy Kuan. Mr. Kuan is not a citizen of China or Hong Kong, speaks limited Mandarin and has almost no business ties to China. All other officers and directors of the Company reside in either the U.S., the United Kingdom or Japan. We believe that none of our officers and directors have significant ties to China. Therefore, we do not believe that we are based in China or that there are legal and operational risks associated with being based in China that apply to the Company.

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

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.

*	Furnished
**	Filed herewith

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