Form 10-Q
period 2023-09-30
Generation Asia I Acquisition Ltd
filed 2023-11-09
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________
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

As of November 7, 2023, 7,699,729 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ASIA I ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
Assets:	(Unaudited)	(Audited)
Cash	$324,911	$288,081
Prepaid expense	164,600	473,993
Due from related party	2,199	—
Total Current Assets	491,710	762,074
Prepaid expense-non-current	—	22,882
Investments held in Trust Account	82,381,980	225,084,808
Total Assets	$82,873,690	$225,869,764

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$639,850	$463,045
Promissory Note - related party	870,000	—
Working Capital Loan	112,140	—
Due to related parties	—	113,184
Total Current Liabilities	1,621,990	576,229
Warrant liability	1,100,640	807,136
Deferred underwriting commissions	3,000,000	7,675,500
Total Liabilities	5,722,630	9,058,865

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,699,729 and 21,930,000 shares at redemption value of $10.70 and $10.26 per share at September 30, 2023 and December 31, 2022, respectively	82,381,980	225,084,808
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 7,699,729 and 21,930,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 and 7,482,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	748	748
Additional paid-in capital	—	—
Accumulated deficit	(5,231,668)	(8,274,657)
Total Shareholders’ Deficit	(5,230,920)	(8,273,909)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$82,873,690	$225,869,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$338,403	$245,530	$964,007	$756,629
Loss from operations	(338,403)	(245,530)	(964,007)	(756,629)

Other income:
Interest income and realized gain from sale of treasury securities	1,550,939	1,168,445	6,672,712	1,543,404
Transaction costs allocable to warrants	—	—	—	(1,004,142)
Gain from debt forgiven	—	—	126,472	—
Unrealized gain (loss) on fair value changes of warrants	(370,549)	1,742,680	(293,504)	7,154,160
Total other income, net	1,180,390	2,911,125	6,505,680	7,693,422

Net income	$841,987	$2,665,595	$5,541,673	$6,936,793

Basic and diluted weighted average Class A ordinary shares outstanding, subject to possible redemption	11,411,974	21,930,000	18,385,464	20,025,860
Basic and diluted net income per Class A ordinary share	$0.04	$0.09	$0.21	$0.25

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,482,500	7,482,500	7,482,500	7,427,711
Basic and diluted net income per Class B ordinary share	$0.04	$0.09	$0.21	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of June 30, 2023	—	$—	7,482,500	$748	$—	$(4,147,716)	$(4,146,968)
Net income	—	—	—	—	—	841,987	841,987
Re-measurement of carrying value to redemption value	—	—	—	—	—	(1,550,939)	(1,550,939)
Additional amount deposited into Trust Account	—	—	—	—	—	(375,000)	(375,000)
Balance as of September 30, 2023	—	$—	7,482,500	$748	$—	$(5,231,668)	$(5,230,920)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,482,500	$748	$—	$(8,274,657)	$(8,273,909)
Net income	—	—	—	—	—	5,541,673	5,541,673
Re-measurement of carrying value to redemption value	—	—	—	—	—	(6,672,712)	(6,672,712)
Forgiven of deferred underwriter commissions	—	—	—	—	—	4,549,028	4,549,028
Additional amount deposited into Trust Account	—	—	—	—	—	(375,000)	(375,000)
Balance as of September 30, 2023	—	$—	7,482,500	$748	$—	$(5,231,668)	$(5,230,920)

The accompanying notes are an integral part of the unaudited condensed financial statements

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of June 30, 2022	—	$—	7,482,500	$748	$—	$(10,573,709)	$(10,572,961)
Net income	—	—	—	—	—	2,665,595	2,665,595
Re-measurement of carrying value to redemption value	—	—	—	—	—	(1,168,445)	(1,168,445)
Balance as of September 30, 2022	—	$—	7,482,500	$748	$—	$(9,076,559)	$(9,075,811)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,750,000	$775	$24,225	$(58,457)	$(33,457)
Founder shares transferred to anchor investor	—	—	—	—	14,272	—	14,272
Excess of proceeds from sale of Private Placement Warrants over fair value	—	—	—	—	3,763,290	—	3,763,290
Forfeiture of Class B ordinary shares by Sponsor at February 1, 2022	—	—	(267,500)	(27)	27	—	—
Incentives to anchor investors	—	—	—	—	10,290,473	—	10,290,473
Net income	—	—	—	—	—	6,936,793	6,936,793
Re-measurement of carrying value to redemption value	—	—	—	—	(14,092,287)	(15,954,895)	(30,047,182)
Balance as of September 30, 2022	—	$—	7,482,500	$748	$—	$(9,076,559)	$(9,075,811)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,541,673	$6,936,793
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(6,672,712)	(1,543,404)
Transaction costs incurred in connection with Initial Public Offering	—	1,004,142
Gain from debt forgiven	(126,472)	—
Unrealized gain on fair value changes of warrants	293,504	(7,154,160)
Changes in current assets and current liabilities:
Prepaid assets	332,275	(646,740)
Accrued offering costs and expenses	176,805	(717,059)
Due to related parties, net	(115,383)	39,767
Net cash used in operating activities	(570,310)	(2,080,661)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(453,869,227)	(665,114,247)
Disposal of investments held in Trust Account	603,619,540	443,622,000
Cash deposited in Trust Account	(374,773)	(753)
Net cash provided by (used in) investing activities	149,375,540	(221,493,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s fees	—	216,894,000
Proceeds from private placement	—	7,379,000
Proceeds from anchor investor	—	14,272
Proceeds from issuance of promissory note to related party	870,000	—
Proceeds from issuance of Working Capital Loan	112,140
Payment of promissory note	—	(275,000)
Payment of deferred offering costs	—	(243,099)
Redemption of Class A ordinary shares	(149,750,540)	—
Net cash (used in) provided by financing activities	(148,768,400)	223,769,173

Net Change in Cash	36,830	195,512
Cash – Beginning	288,081	131,912
Cash – Ending	$324,911	$327,424

Supplemental Disclosure of Non-cash Financing Activities:
Waiver of deferred underwriting commissions	$4,549,028	$—
Deferred underwriting commissions charged to additional paid in capital	$—	$7,675,500
Initial value of Class A common stock subject to possible redemption	$—	$192,989,222
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$7,047,712	$30,047,182
Initial classification of warrant liability	$—	$8,988,560
Incentives to anchor investors	$—	$10,290,473

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the "IPO"), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end..

The Company’s Sponsor is Generation Asia LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 19, 2022 (the “Effective Date”). On January 24, 2022, the Company consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “IPO”), generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A Ordinary Share (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share. The underwriter had a 45-day option from the Effective Date to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On February 1, 2022, the underwriter partially exercised the over-allotment option (the “Over-Allotment” and together with the IPO, the “Public Offering”) and purchased an additional 1,930,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $19,300,000. The underwriter forfeited the remaining portion of the over-allotment option.

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

Following the closing of the IPO on January 24, 2022 and the partial exercise of the over-allotment option on February 1, 2022, $221,493,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and the sale of the Private Placement Warrants was deposited in a trust account (the “Trust Account”), and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On July 13, 2023, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving approximately $81.03 million held in the Trust Account after the redemption. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company has not completed its initial Business Combination within the Combination Period (as defined below), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as amended, the "Memorandum and Articles") (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity and less up to $100,000 of interest to pay dissolution expenses. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

If the Company has not completed the initial Business Combination within 18 months from the consummation of the IPO (or up to 30 months from the consummation of the IPO (the “Combination Period”) if an extension has been made pursuant to the Articles Amendments (as defined below)), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case the public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and the warrants will expire worthless

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its public shares if the Company has not consummated a Business Combination within the Combination Period or with respect to any other specified provisions relating to shareholders’ rights or pre Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within such time period and (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s Business Combination.

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

On January 17, 2023, the Company received a notice from NYSE Regulation that the Company is not in compliance with the continued listing standards set forth in Section 802.01B of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Section 802.01B”) as the Company has fewer than 300 public shareholders on a continuous basis. On February 14, 2023, the Company submitted a business plan and additional correspondence which was accepted by NYSE. NYSE will perform quarterly reviews during the 18 months from January 17, 2023 for the compliance with the goals and initiatives as outlined in the plan, and the Company will need to achieve the minimum continued listing standards of total number of stockholders of at least 300 at the completion of the 18-month plan period. Failure to achieve any of the above minimum requirements at the appropriate time will result in the Company being suspended by the NYSE with application made to the Securities and Exchange Commission to delist. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain the listing of its shares on the NYSE. As of September 30, 2023, the Company’s business plans submitted to NYSE were all accepted, so the Company continues the listing at NYSE.

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

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated January 19, 2022, with Continental Stock Transfer & Trust Company, as trustee. At the Meeting, the Company’s shareholders approved an amendment to the IMTA (the “IMTA Amendment”) to reflect the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2023 on a monthly basis up to July 23, 2024 (which is 30 months from the date of the IPO), by depositing into the Trust Account the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension. Following such approval by the Company’s shareholders, the Company and Continental Stock Transfer & Trust Company entered into the IMTA Amendment on July 14, 2023.

In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 shareholders meeting.

On July 21, 2023, August 21, 2023, September 21, 2023 and October 20, 2023, the Company deposited four tranches of $125,000 into Trust Account, for an aggregate of $500,000, to extend the date by which the Company must consummate an initial Business Combination to November 23, 2023.

Going Concern

As of September 30, 2023, the Company had approximately $324,911 in its operating bank account. The working capital deficit as of September 30, 2023 was $1,130,280.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5).). On September 30, 2023, the Company issued the September 2023 Promissory Note (as defined in Note 5), for a collective principal amount of $630,000, to the Sponsor for working capital purposes (see Note 5). On September 28, 2023 and October 4, 2023, the Company received $112,140 and $517,860, respectively, under such promissory note. As of September 30, 2023, the outstanding balance under the September 2023 Promissory Note was $112,140. Up to the date the condensed financial statements were issued, the outstanding balance under the September 2023 Promissory Note was $630,000.

On July 21, 2023, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (see Note 5). As of September 30, 2023, the Company received the $870,000 in full under such promissory note.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,” Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the Company's audited financial statements included in the aforementioned Form 10-K. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. The Company held $324,911 and $288,081 in cash as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in cash, money market funds and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of September 30, 2023, investments in the Company’s Trust Account consisted of $82,381,980 money market funds. As of December 31, 2022, investments in the Company’s Trust Account consisted of $227 in cash and $225,084,581 in U.S. Treasury securities.

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

Net Income Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,930,000 of the Company’s Class A ordinary shares, at September 30, 2023 and 2022, in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriter’s partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 shareholders meeting.

As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$508,547	$333,440	$1,987,471	$678,124
Denominator
Weighted-average shares outstanding	11,411,974	7,482,500	21,930,000	7,482,500
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.09	$0.09

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,938,703	$1,602,970	$5,060,006	$1,876,787
Denominator
Weighted-average shares outstanding	18,385,464	7,482,500	20,025,860	7,427,711
Basic and diluted net income per ordinary share	$0.21	$0.21	$0.25	$0.25

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

As of September 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2023, and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$219,300,000
Less:
Proceeds Allocated to Public Warrants	(5,372,850)

Class A ordinary shares issuance cost	(20,937,928)
Add:
Re-measurement of carrying value to redemption value	32,095,586
Class A ordinary shares subject to redemption 12/31/2022	$225,084,808
Less:
Redemptions	(149,750,540)
Add:
Additional amount deposited into Trust Account	375,000
Re-measurement of carrying value to redemption value	6,672,712
Class A ordinary shares subject to redemption 09/30/2023	$82,381,980

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

On July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). As of September 30, 2023, the Company received the $870,000 in full under such Extension Note.

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

On September 30, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $630,000 (the “September 2023 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2024, as set forth in the Company’s Memorandum and Articles. The Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. As of September 30, 2023, the Company received $112,140 under the September 2023 Promissory Note.

As of September 30, 2023 and December 31, 2022, the Company had borrowed $112,140 and $0 under the Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, of such expenses, which was recorded as due to related party on the balance sheets. For the three months ended September 30, 2022 and for the period from the Effective Date to September 30, 2022, the Company incurred $30,000 and $83,184, respectively, of such expenses, which was recorded as due to related party on the balance sheets. On July 26, 2022, the affiliate of the Sponsor and the Company signed off a waiver letter pursuant that if the Business Combination is not completed, the affiliate of the Sponsor will waive all administrative support services liable by the Company. In September 2023, the Company paid $204,333 administrative service fee to Sponsor, as a result, the amount due to related party was $0 as of September 30, 2023.

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

On June 26, 2023, the Company and the underwriter entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which the underwriter agreed to waive $4,675,500 of the deferred underwriter commission. Of the remaining deferred underwriter commission of $3,000,000, the parties agreed that, upon the consummation of an initial Business Combination, (i) $ 1,000,000 shall be payable to underwriter in cash and (ii) 200,000 shares (with a nominal value of $10.00 per share, for an aggregate nominal value of $2,000,000) of either (1) Class A Ordinary Shares or (2) founder shares, shall be issued to the underwriter (with no guarantee following such issuance of the market value of such shares) (such shares were called “Granted Shares”).

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the three months ended September 30, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity.

The share settlement portion of the Fee Reduction Agreement is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue Class A Ordinary Shares or Founder Shares. In this case, the share settlement portion of the Fee Reduction Agreement is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the Fee Reduction Agreement executed date (the “Grant Date”). The Company used the public trading price of Class A ordinary shares at Grant Date to value the fair value of the Granted Shares. The fair value of the 200,000 Granted Shares was $2,104,000 in total, or $10.52 per share. The Fee Reduction agreement was executed on June 26, 2023, the underwriter has provided service to the Company prior to closing of the IPO and the Company has recorded $2,000,000 deferred liability for the share settlement portion of the Fee Reduction Agreement at the closing of the IPO. The fair value of Granted Shares in excess of the liability settled as a result of the Fee Reduction Agreement is considered de minimis; therefore, this amount was not reflected within the condensed statements of operations for the three and nine months ended September 30, 2023.

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

Anchor Investments

As of September 30, 2023, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 7,699,729 and 21,930,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. As of September 30, 2023 and December 31, 2022, there were 7,482,500 Class B ordinary shares issued or outstanding.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$82,381,980	$82,381,980	$—	$—
	$82,381,980	$82,381,980	$—	$—
Liabilities
Warrant liability—Public Warrants	$657,900	$657,900	$—	$—
Warrant liability—Private Warrants	442,740	—	442,740	—
	$1,100,640	$657,900	$442,740	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$225,084,808	$225,084,808	$—	$—
	$225,084,808	$225,084,808	$—	$—
Liabilities
Warrant liability—Public Warrants	$482,460	$482,460	$—	$—
Warrant liability—Private Warrants	324,676	—	324,676	—
	$807,136	$482,460	$324,676	$—

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of September 30, 2023.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2022 was $3,618,450. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2022 was $1,438,905. No transfers to/from Levels 1, 2 and 3 are recognized during the three and nine months ended September 30, 2023.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any events that would have required adjustments to the disclosures in the unaudited condensed financial statements.

On October 4, 2023, the Company received $517,860 under the September 2023 Promissory Note. Up to the date the condensed financial statements were issued, the outstanding balance under the September 2023 Promissory Note was $630,000.

October 20, 2023, the Company deposited $125,000 into Trust Account to extend the date by which the Company must consummate an initial Business Combination to November 23, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023 (the “Annual Report on Form 10-K”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company’s offering prospectus and Memorandum and Articles provided that the Company initially had until July 23, 2023 (the date which was 18 months after the consummation of the IPO) to complete an initial Business Combination. On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “Meeting”) and the Company’s shareholders approved an amendment (i) to extend the date by which the Company must consummate an initial Business Combination from July 23, 2023 to July 23, 2024, and (ii) to reduce the amount of monthly extension payments which the Company’s sponsor, Generation Asia LLC, or its affiliates or designees, must deposit into the trust account of the Company from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination (each such monthly ended date, an “Articles Extension Date”).

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated January 19, 2022, with Continental Stock Transfer & Trust Company, as trustee. At the Meeting, the Company’s shareholders approved an amendment to the IMTA (the “IMTA Amendment”) to reflect the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2023 on a monthly basis up to July 23, 2024 (which is 30 months from the date of the IPO), by depositing into the Trust Account the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension. Following such approval by the Company’s shareholders, the Company and Continental Stock Transfer & Trust Company entered into the IMTA Amendment on July 14, 2023.

In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 Meeting.

In connection with the extension of the date by which the Company must consummate an initial Business Combination as approved by the shareholders of the Company, on July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). As of September 30, 2023, the Company received the $870,000 in full under such Extension Note.

On September 30, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $630,000 (the “September 2023 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2024, as set forth in the Company’s Memorandum and Articles. The Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. As of September 30, 2023, the Company received $112,140 under the September 2023 Promissory Note.

On July 21, 2023, August 21, 2023, September 21, 2023 and October 20, 2023, the Company deposited four tranches of $125,000 into Trust Account, for an aggregate of $500,000, to extend the date by which the Company must consummate an initial Business Combination to November 23, 2023.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of December 31, 2022 contained in our Annual Report on Form 10-K filed with the SEC on March 24, 2023. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the three months ended September 30, 2023, we had net income of $841,987 which consisted of interest income and realized gain from sale of treasury securities of $1,550,939, offset by unrealized loss on fair value changes of warrants of $370,549.

For the three months ended September 30, 2022, we had net income of $2,665,595 which consisted of unrealized gain on fair value changes of warrants of $1,742,680 and interest income and realized gain from sale of treasury securities of $1,168,445, as offset by formation and operating costs of $245,530.

For the nine months ended September 30, 2023, we had net income of $5,541,673 which consisted of interest income and realized gain from sale of treasury securities of $6,672,712 and gain from debt forgiven of $126,472, as offset by formation and operating costs of $964,007 and unrealized loss on fair value changes of warrants of $293,504.

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

On July 21, 2023, we issued a non-convertible unsecured promissory note to our Sponsor, for a collective principal amount of $870,000 (see Note 5). As of September 30, 2023, we received the $870,000 in full under such promissory note. Using the funds received under this note, we deposited four tranches of $125,000 into Trust Account, for an aggregate of $500,000, to extend the date by which we must consummate an initial Business Combination from July 23, 2023 to November 23, 2023.

On September 30, 2023, we issued a non-convertible unsecured promissory note to our Sponsor, for a collective principal amount of $630,000 (the “September 2023 Promissory Note”, see Note 5). On September 28, 2023 and October 4, 2023, we received $112,140 and $517,860, respectively, under such promissory note. As of September 30, 2023, the outstanding balance under the September 2023 Promissory Note was $112,140. Up to the date the condensed financial statements were issued, the outstanding balance under the September 2023 Promissory Note was $630,000.

As of September 30, 2023, we held approximately $324,911 in our operating bank account. Our working capital deficit as of September 30, 2023 was $1,130,280.

For the nine months ended September 30, 2023, net cash used in operating activities was $570,310. Net income of $5,541,673 was affected by interest earned on investments held in the Trust Account of $6,672,712, gain from debt forgiven of $126,472 and change in fair value of warrant liability of $293,504. Changes in operating assets and liabilities provided $393,697 of cash for operating activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $2,080,661. Net income of $6,936,793 was affected by interest earned on investments held in the Trust Account of $1,543,404, change in fair value of warrant liability of $7,154,160 and transaction costs incurred in connection with Initial Public Offering of $1,004,142. Changes in operating assets and liabilities used $1,324,032 of cash for operating activities.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to consummate the Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to fund working capital deficiencies or to finance transaction costs in connection with an intended Business Combination, our Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, the outstanding balance under the Working Capital Loans was $112,140.

Following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 23, 2023 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,675,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account. The deferred commissions will be released to the underwriter only on and concurrently with completion of a Business Combination, subject to the terms of the underwriting agreement.

On June 26, 2023, we entered into a fee reduction agreement with the underwriter, pursuant to which, the underwriter agreed to waive $4,675,500 of the deferred underwriter commission. Of the remaining deferred underwriter commission of $3,000,000, the parties agreed that, upon the consummation of an initial Business Combination, (i) $ 1,000,000 shall be payable to underwriter in cash and (ii) 200,000 shares (with a nominal value of $10.00 per share, for an aggregate nominal value of $2,000,000) of either (1) Class A Ordinary Shares or (2) founder shares, shall be issued to the underwriter (with no guarantee following such issuance of the market value of such shares).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Notwithstanding the foregoing, the Company’s board of directors determined it is in the best interests of the Company and its shareholders to relocate the principal office of the Company from Hong Kong to Level 19, Tower 2, 1 Raffles Place, Singapore, and the Company finished such relocation on November 1, 2023. In addition, after careful consideration, the sponsor determined to relocate its offices from Hong Kong to the Cayman Islands and finished such relocation on November 1, 2023. Following the relocation of the Company’s office, the Company has two offices, one in the Cayman Islands and one in Singapore. Following the relocation of the sponsor’s office, the sponsor has one office and is headquartered in the Cayman Islands.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales

The Company made no unregistered sales of equity securities during the three months ended September 30, 2023.

Use of Proceeds

On January 24, 2022, the Company consummated its IPO of 20,000,000 Units at an offering price of $10.00 per public share and the Private Placement of 6,800,000 private placement warrants at a price of $1.00 per warrant, generating gross proceeds of $206,800,000.

On February 1, 2022, the underwriter partially exercised the over-allotment option and purchased 1,930,000 Over-Allotment Units, generating additional gross proceeds of $19,300,000. The underwriter forfeited the remaining portion of the over-allotment option. On February 1, 2022, simultaneously with the sale of the Over-Allotment Units, the Sponsor purchased an additional 579,000 Over-Allotment Private Placement Warrants in a private placement, generating aggregate gross proceeds to the Company of $579,000.

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

The Company incurred offering costs amounting to $21,942,071 as a result of the IPO, consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors and $1,570,098 of other offering costs. On June 26, 2023, the underwriter agreed to waive $4,675,500 of the deferred underwriter commission. Of the remaining deferred underwriter commission of $3,000,000, upon the consummation of an initial Business Combination, (i) $ 1,000,000 shall be payable to underwriter in cash and (ii) 200,000 shares (with a nominal value of $10.00 per share, for an aggregate nominal value of $2,000,000) of either (1) Class A Ordinary Shares or (2) founder shares, shall be issued to the underwriter (with no guarantee following such issuance of the market value of such shares). The Company’s remaining cash after payment of the IPO costs is held outside the Trust Account for working capital purposes.

On July 13, 2023, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving approximately $81.03 million held in the Trust Account after the redemption.

As of September 30, 2023, the Company had $324,911 in cash held outside the Trust Account for working capital purposes. There has been no material change in the planned use of proceeds from such use as described in our final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amendment to the Amended and Restated Memorandum and Articles of Association, as amended effective July 17, 2023 (incorporated by Reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2023)

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

10.3

Promissory Note, dated September 30, 2023, issued by the Company to Generation Asia LLC (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generation Asia I Acquisition Limited (Registrant)

Date: November 9, 2023	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)