Form 10-K
period 2023-12-31
Generation Asia I Acquisition Ltd
filed 2024-04-01
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting ordinary shares of the registrant held by non-affiliates of the registrant was $230,703,600.

As of April 1, 2024, 7,699,729 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 7,482,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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
•
failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange (“NYSE”) or another national securities exchange, or an inability to have our securities listed on NYSE or another national securities exchange following the Business Combination;
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

The principal office of the Company is located at Level 19, Tower 2, 1 Raffles Place, Singapore. Following the relocation of the Company’s office, the Company has two offices, one in the Cayman Islands and one in Singapore. In addition, the offices of Generation Asia LLC, the sponsor of the Company, were relocated from Hong Kong to the Cayman Islands effective November 1, 2023. Following the relocation of the sponsor’s office, the sponsor has one office and is headquartered in the Cayman Islands.

As of the date of this Report, our Class A Ordinary Shares, Units and warrants to purchase Class A Ordinary Shares issued in connection with the IPO are listed on the New York Stock Exchange (“NYSE”) under the symbols “GAQ,” “GAQ.U” and “GAQWS”, respectively. The Company intends to move the listing of its Class A ordinary shares from the New York Stock Exchange (“NYSE”) to The Nasdaq Global Market (“Nasdaq”). On March 28, 2024, the Company filed Form 25 with the SEC informing the U.S. Securities and Exchange Commission (the “SEC”) and the NYSE of the delisting of the Company’s securities from the NYSE, which form becomes effective within 10 days of filing. Concurrently, the Company filed new Form 8-A with the SEC with respect to its Class A Ordinary Shares which have been approved for listing on the Nasdaq Global Market (“Nasdaq”) with the first trading day on April 8, 2024. The Units and warrants to purchase Class A Ordinary Shares will continue trading over-the-counter market under the symbols “GAQQW” and “GAQQU”, respectively. The decision to list on Nasdaq was made in consideration of the Company’s pursuit of an initial Business Combination and will enable the post-combination company to be listed alongside other innovative technology companies that are also listed on Nasdaq.

Description of Business

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), and searching for a Business Combination target.

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

On July 13, 2023, the Company held a special meeting of its shareholders (the “2023 Special Meeting”) and the Company’s shareholders approved the following proposals: (i) a proposal to amend (the “2023 Extension Amendment”) the Company’s amended and restated memorandum and articles of association (the “Articles”) giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) for an additional one (1) month each time, from July 23, 2023 to July 23, 2024 (i.e., for a period of time ending 30 months from the consummation of the Company’s IPO) and to reduce the amount of monthly extension payments which the sponsor or its affiliates or designees, must deposit into the Trust Account from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate a Business Combination (such payments, “Monthly Extension Payments”), (ii) a proposal to amend the Articles to provide that the Company may not enter into a Business Combination with any entity with principal business operations in Mainland China unless such entity (a) has no material interests in or exposure to any “variable interest entities,” as that term is used in the Accounting Standards Codification (“VIEs”), (b) has not more than 50% of its revenue from Mainland China, and (c) has its headquarters in Hong Kong or any other location outside of Mainland China. The Target Limitation Amendment would afford the Company flexibility in its search for a Business Combination target by allowing the Company to enter into a Business Combination with a target business with principal business operations in Mainland China, (iii) a proposal to amend the Articles to provide that the Class B ordinary shares may be converted either at the time of the consummation of a Business Combination or at any earlier date at the option of the holder thereof; (iv) a proposal to amend the Articles to reduce the minimum voting threshold required for a special resolution to amend any provision of the Company’s Articles related to pre-Business Combination activity prior to the consummation of a Business Combination from 90% of the Company’s members, as being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders, as set forth in Section 18.4 of the Company’s Articles, to the minimum required by the Cayman Islands Companies Act (As Revised) (being two-thirds of the Company’s members, as being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders); (v) a proposal to amend the Company’s investment management trust agreement, dated as of January 19, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period for an additional one (1) month each time from July 23, 2023 to July 23, 2024 by depositing the Monthly Extension Payments into the Trust Account for each one-month extension. The purpose of all these amendments and proposals is to allow the Company more time to complete its initial business combination. In connection with the 2023 Special Meeting, the Company’s stockholders elected to redeem 14,230,271 Class A Ordinary Shares of the Company, which represented approximately 65% of the shares that were part of the public units sold in the IPO (such redemption, the “2023 Redemptions”).

On March 29, 2024, the Company filed a definitive proxy statement to hold a special meeting of its shareholders on April 16, 2024 (the “2024 Special Meeting”), seeking approval of the following proposals: (i) a proposal to amend the Articles (the “2024 Extension Amendment”) giving the Company the right to extend the Combination Period for an additional one (1) month each time, from July 23, 2024 up to July 23, 2025 (i.e., for a period of time ending 42 months from the consummation of the Company’s IPO), and to reduce the amount of Monthly Extension Contributions which the sponsor or its affiliates or designees, must deposit into the Trust Account from an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate a Business Combination, to an amount equal to $35,000 for each one-month extension of the date by which the Company has to consummate a Business Combination (“Revised Monthly Extension Payments”), and (ii) a proposal to amend the Company’s Trust Agreement, allowing the Company to extend the Combination Period for an additional one (1) month each time from July 23, 2024 up to July 23, 2025 by depositing the Revised Monthly Extension Payments into the Trust Account for each one-month extension. If such proposals are approved, it will allow the Company more time to complete its initial business combination. In connection with the 2024 Extension Amendment, the Company’s shareholders holding Class A Ordinary Shares will be allowed to redeem such shares two business days prior to the 2024 Special Meeting.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business

Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with the Business Combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq rules, any Business Combination must be approved by a majority of our independent directors. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per public share, plus the Monthly Extension Payments and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations) calculated as of two business days prior to the consummation of the Business Combination. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company will have until July 23, 2024 to complete a Business Combination (or until July 23, 2025 at the latest, if the 2024 Extension Amendment is approved at the 2024 Special Meeting) (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case the public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and the warrants will expire worthless. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

Our auditor, Marcum Asia CPAs LLP, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Marcum Asia CPAs LLP, whose audit report is included in this annual report on Form 10-K, is headquartered in New York, New York, and is subject to inspection by the PCAOB on a regular basis. Thus, the HFCCA and related regulation do not affect the Company.

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

Risks Related to Our Business and Financial Position

For a more detailed description of the below risks and other risks related to our business and financial position, see “Risk Factors—Risks Related to Our Business and Financial Position.”

•
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•
If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until the end of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our sponsor or an affiliate of our sponsor to fund our search and to complete our Business Combination.

Risks Related to Our Proposed Business Combination

For a more detailed description of the below risks and other risks related to our proposed Business Combination, see “Risk Factors—Risks Related to Our Proposed Business Combination.”

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
•
The requirement that we complete our Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

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

Risks Related to Our Operations

For a more detailed description of the below risks and other risks related to our operations, see “Risk Factors—Risks Related to Our Operations.”

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

Risks Related to Our Corporate Governance and Shareholder Rights

For a more detailed description of the below risks and other risks related to our corporate governance and shareholder rights, see “Risk Factors—Risks Related to Our Corporate Governance and Shareholder Rights.”

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

Risks Related to Ownership of Our Securities

For a more detailed description of the below risks and other risks related to ownership of our securities, see “Risk Factors—Risks Related to Ownership of Our Securities.”

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

Risks Related to Acquiring and Operating a Business in Foreign Countries

For a more detailed description of the below risks and other risks related to acquiring and operating a business in foreign countries, see “Risk Factors—Risks Related to Acquiring and Operating a Business in Foreign Countries.”

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

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the remainder of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete the Business Combination, and we may depend on loans from our sponsor or its affiliates to fund our search and to complete the Business Combination.

Of the net proceeds of our IPO, the sale of the private placement warrants and the sale of the forward purchase securities, only $1,367,381 will be available to us initially outside the Trust Account to fund our working capital requirements, after payment of our offering expenses. We believe that, following the closing of our IPO, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for remainder of the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

The following table shows the investment per share made by the public shareholders, Anchor Investors and forward purchasers for the Class A ordinary shares, and by our sponsor, Anchor Investors and forward purchasers for the Class B ordinary shares, as well as how these compare to the implied value of one Class A ordinary share upon the completion of our Business Combination, assuming the purchase of 8,000,000 shares of Class A ordinary shares by the forward purchasers. The following table assumes that (i) our valuation is $166,243,906.76 (which is $86,243,906.76 in the Trust Account for the Business Combination as of March 25, 2024, plus $80,000,000 the forward purchasers will pay to buy Class A ordinary shares in a private placement to close concurrently with the closing of the Business Combination), (ii) no interest is earned on the funds held in the Trust Account after March 25, 2024, (iii) no public shares are redeemed in connection with the Business Combination or the 2024 Extension Amendment and (iv) our sponsor, Anchor Investors and forward purchasers hold in the aggregate upon completion of the Business Combination a total of 7,482,500 Class B ordinary shares, and does not take into account other potential impacts on our valuation at the time of the Business Combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our public shares, (iii) the Business Combination transaction costs (including payment of $7,675,500 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself. .

Class A ordinary shares held by public shareholders, Anchor Investors and forward purchasers	15,699,729 shares
Class B ordinary shares held by our sponsor, Anchor Investors and forward purchasers	7,482,500 shares
Total ordinary shares	23,182,229 shares
Total funds at the Business Combination	$166,243,906.76
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Our sponsor’s investment per Class B ordinary share(2)	$0.99
Implied value per Class A ordinary share upon the Business Combination(3)	$7.17

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

Based on these assumptions, each Class A ordinary share would have an implied value of $7.17 per share upon completion of the Business Combination, representing a 28.3% decrease from the initial implied value of $10.00 per public share. While the implied value of $7.17 per Class A ordinary share upon completion of the Business Combination would represent a dilution to the holders of our Class A ordinary shares, this would represent a significant increase in value for the holders of our Class B ordinary shares relative to the price it paid for such share. At $7.17 per Class A ordinary share, the 7,482,500 Class A ordinary shares that the sponsor, Anchor Investors and forward purchasers would own upon completion of the Business Combination (after automatic conversion of their 7,482,500 founder shares) would have an aggregate implied value of $53,649,525. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor, Anchor Investors and forward purchasers will be significantly greater than the amount paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the Business Combination is as low as $1.23 per share. As a result, our sponsor, Anchor Investors and forward purchasers are likely to earn a substantial profit on their investment in us upon disposition of their Class A ordinary shares that have been converted from their founder shares even if the trading price of our Class A ordinary shares declines after we complete the Business Combination. Our sponsor, Anchor Investors and forward purchasers may therefore be economically incentivized to complete a Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor, Anchor Investors and forward purchasers had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

Our initial shareholders own 49.3% of the sum of our issued and outstanding ordinary shares following the completion of our IPO and 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to the Business Combination. Our Memorandum and Articles provide that, if we seek shareholder approval of a Business Combination, such Business Combination will be approved if it is approved by an ordinary resolution. Our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and any public shares they hold, in favor of the Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would need 108,615, or 1.4%, of the 7,669,729 public shares sold in our IPO and in connection with the underwriter’s partial exercise of its over-allotment option (assuming all outstanding shares are voted and including 2,000,000 founder shares issued to our sponsor in connection with the forward purchase agreements). Accordingly, if we seek shareholder approval of the Business Combination, the agreement by our initial shareholders and management team to vote in favor of the Business Combination will increase the likelihood that it is approved by an ordinary resolution, being the requisite shareholder approval for such Business Combination.

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

The requirement that we complete the Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete the Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete the Business Combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete the Business Combination with that particular target business, we may be unable to complete the Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into the Business Combination on terms that we would have rejected upon a more comprehensive investigation

Our search for a Business Combination, and any partner business with which we ultimately complete a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

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

If we are unable to consummate the Business Combination within Combination Period, our public shareholders may be forced to wait beyond such Combination Period before redemption from our Trust Account.

If we are unable to consummate the Business Combination within the Combination Period, the funds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Memorandum and Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the funds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate the Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete the Business Combination.

We may not be able to complete the Business Combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our initial shareholders have agreed that we must complete the Business Combination within the Combination Period. We may not be able to find a suitable target business and complete the Business Combination within such time period. Our ability to complete the Business Combination may be negatively impacted by general economic and market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed the Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “—General Risk Factors—If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

The initial business combination may be subject to U.S. foreign investment regulations that may impose conditions on or limit certain investors’ ability to purchase the Company’s stock or otherwise participate in the initial business combination, potentially making the stock less attractive to investors. The Company’s future investments in or acquisitions of U.S. companies may also be subject to U.S. foreign investment regulations.

Certain transactions that involve the acquisition of, or investment in, a “U.S. business” by a non-U.S. individual or entity (a “foreign person”) may be subject to review and approval by the CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on the nationality of the buyer or investor, whether the target of the investment or acquisition is engaged in interstate commerce in the United States, and nature of the rights afforded to the buyer or investor in the target entity. For example, transactions that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. (Under the CFIUS regulations, the term “control” is defined as the power to “determine, direct, or decide important matters” affecting an entity.) CFIUS also has jurisdiction to review non-control transactions that afford a foreign person certain information and/or governance rights in a U.S. business that has a qualifying nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data,” as those terms are defined in the CFIUS regulations. Foreign investments in U.S. businesses that deal in “critical technology” may be subject to mandatory pre-closing CFIUS filing requirements. Failure to make a CFIUS filing where one is required may subject the transacting parties to potentially significant civil fines.

Although a majority of officers and directors of the Company are citizens of the United States and Canada, other than three officers who are citizens of the Kingdom of Thailand, the United Kingdom and Japan, the Company may still be found as “controlled” by a foreign person for CFIUS purposes. The sponsor is a Cayman limited liability company, which owns 31.98% of the equity interest of the Company. Mr. Roy Kuan, a manager of the sponsor, is a “foreign person” for CFIUS purposes. Because CFIUS would likely regard Mr. Kuan as having the power to determine, direct or decide important matters concerning the sponsor, CFIUS will likely view the sponsor as a “foreign person” as well, such that our sponsor’s involvement in any business combination may be a “covered transaction” (as defined in 31 C.F.R. 800.213). It is also possible that non-U.S. persons could be involved in our business combination, or that a non-controlling member of our sponsor may be considered to have “substantial ties” to a foreign person under CFIUS, which may increase the risk that our business combination becomes subject to regulatory review, including a potential mandatory or voluntary review by CFIUS, and that restrictions, limitations or conditions will be imposed by CFIUS.

To the extent it occurs, our initial Business Combination may be subject to the CFIUS review. For so long as our sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of any U.S. business of the combined company if we proceed without first obtaining CFIUS clearance. These potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

The process of government review, whether by CFIUS or otherwise, could be lengthy. If CFIUS elects to review a Business Combination, the time necessary to complete such review of the Business Combination or a decision by CFIUS to prohibit the Business Combination could prevent us from completing a Business Combination prior to the Extended Deadline Date or any Articles Extension Date, as applicable. In the event that a business combination is not completed, our public shareholders will not receive the benefit of any price appreciation of our public shares that might result from a business combination with a target company.

If we are not able to consummate a Business Combination by the Extended Deadline Date or any Articles Extension Date, as applicable, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board, liquidate and dissolve, subject in each case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to requirements of other applicable law. There will be no redemption rights or liquidating distributions from the Trust Account with respect to our warrants, which will expire worthless in the event of our winding up. Finally, the Company’s public shareholders will not receive the benefit of any price appreciation of our Public Shares that might result from a Business Combination with a target company.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the CFIUS, or ultimately prohibited.

Certain federally licensed businesses in the United States may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between the Company and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination.

The sponsor is a Cayman limited liability company, which owns 31.98% of the equity interest of the Company. Mr. Roy Kuan, a manager of the sponsor, is a “foreign person” for CFIUS purposes. Because CFIUS would likely regard Mr. Kuan as having the power to determine, direct or decide important matters concerning the sponsor, CFIUS will likely view the sponsor as a “foreign person” as well, such that our sponsor’s involvement in any business combination may be a “covered transaction” (as defined in 31 C.F.R. 800.213). If CFIUS has jurisdiction over our initial business combination, as a result of these existing relationships or otherwise, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

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

On March 5, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 founder shares, par value $0.0001. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. On August 16, 2021, pursuant to a downsize of our IPO, our sponsor surrendered an aggregate of 1,437,500 founder shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender. On August 23, 2021, in connection with entering into forward purchase agreements, (i) our sponsor transferred to forward purchasers an aggregate of 825,000 founder shares for no cash consideration and (ii) the Company issued 1,375,000 founder shares to the sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding. On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 founder shares at par value and our sponsor surrendered to the Company the same number of founder shares for no cash consideration and (ii) the Company issued 625,000 founder shares to the sponsor, resulting in an aggregate of 7,482,500 Class B ordinary shares outstanding. On February 1, 2022, the sponsor surrendered to the Company for no consideration 267,500 founder shares in connection with the underwriter’s forfeiture of its remaining over-allotment option that was not exercised at the Over-allotment Offering. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the sum of the outstanding shares after our IPO and 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. In connection with the IPO, the Anchor Investors acquired from the sponsor an aggregate of 1,427,250 founder shares, with an aggregate fair value of $10,304,745. The founder shares will be worthless if we do not complete a Business Combination. In addition, our sponsor has purchased an aggregate of 7,379,000 private placement warrants for an aggregate purchase price of $7,379,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete the Business Combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the end of the Combination Period nears, which is the deadline for our completion of a Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Following the closing of our IPO and the 2023 Redemptions, our initial shareholders own 49.3% of the sum of our issued and outstanding ordinary shares (including the 2,000,000 Class B ordinary shares issued in connection with the forward purchase agreements) and 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Memorandum and Articles. In addition, the founder shares, all of which are held by our initial shareholders, will entitle the holders thereof to elect all of our directors prior to the Business Combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. This director election amendment provision of our Memorandum and Articles and other provisions related to pre-Business Combination activities may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to the Business Combination. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the prospectus dated January 19, 2022. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of the Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Company has agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of the Business Combination.

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

If we seek shareholder approval of the Business Combination and we do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase our Class A ordinary shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of the Business Combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq listing rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed Continental prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, in January 2024 prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we instructed Continental as the trustee managing the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or the liquidation of our Company. On January 18, 2024, the Company entered into Amendment No. 2 to the Trust Agreement to provide that Continental may maintain the funds in the Trust Account in an interest-bearing bank demand deposit account, and we sent an Investment Instruction Letter to Continental, pursuant to which we instructed Continental to move the funds in the Trust Account to such a demand deposit account. We have been informed by Continental that the interest on such deposit account is currently approximately between 4.5% and 5.25% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the liquidation of the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We did not complete our Business Combination within 24 months of the effective date of our registration statement relating to the IPO. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Risks Related to Our Corporate Governance and Shareholder Rights

Prior to the closing of the Business Combination, holders of our founder shares are the only shareholders of the Company which will have the right to vote on the appointment of directors. Therefore, following the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the closing of the Business Combination, holders of our founder shares are the only shareholders of the Company that will have the right to vote on the appointment of directions. As a result, Nasdaq may consider us to be a ‘controlled company’ within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•
we have a board that includes a majority of ‘independent directors,’ as defined under Nasdaq listing standards;
•
we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

We may not hold an annual general meeting until after the consummation of the Business Combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes, each of which (except for those directors appointed prior to our first annual general meeting) will generally serve for a term of three years with only one class of directors being appointed in each year. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of the Business Combination.

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

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate a Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Memorandum and Articles requires a special resolution, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our Memorandum and Articles require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination within the Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including our warrant agreement or extend the time to consummate a Business Combination in order to effectuate the Business Combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination within the Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers. Some of our officers and directors reside in countries other than United States. Our sponsor is a Cayman limited liability company, is controlled by a non-U.S. person.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination within the Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of our public shares if we have not completed a Business Combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the funds held in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As of the date of this Report, our Class A Ordinary Shares, Units and warrants to purchase Class A Ordinary Shares issued in connection with the IPO are listed on NYSE under the symbols “GAQ,” “GAQ.U” and “GAQWS”, respectively. On March 28, 2024, the Company filed Form 25 with the SEC informing the SEC and the NYSE of the delisting of the Company’s securities from the NYSE, which form becomes effective within 10 days of filing. Concurrently, the Company filed new Form 8-A with the SEC with respect to its Class A Ordinary Shares which have been approved for listing on the Nasdaq Global Market (“Nasdaq”) with the first trading day on April 8, 2024. The Units and warrants to purchase Class A Ordinary Shares will continue trading over-the-counter.

Although following our IPO we met the minimum initial listing standards set forth in NYSE listing standards and will meet, on a pro forma basis, the minimum listing standards for the Class A Ordinary Shares on Nasdaq, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to the Business Combination. In order to continue listing our Class A Ordinary Shares on Nasdaq prior to the Business Combination, we must maintain certain financial, distribution and share price levels. Generally, following our IPO, we must maintain a minimum number of holders of our securities (generally 400 public holders).

Additionally, our Units will not be traded after the completion of the Business Combination and, in connection with the Business Combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our Class A Ordinary Shares on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our bid price would generally be required to be at least $4.00 per share, the market value of our listed securities would be required to be at least $75 million, the market value of our unrestricted publicly held shares would be required to be at least $20 million and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our Class A Ordinary Shares from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Our Units and warrants do not meet Nasdaq’s listing standard, and we expect that our Units and warrants will be quoted on an over-the-counter market instead. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Ordinary Shares are listed on Nasdaq, our Class A Ordinary Shares qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our Class A Ordinary Shares, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our Class A Ordinary Shares would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our Class A Ordinary Shares.

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

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our Company is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Memorandum and Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with the Business Combination or to redeem 100% of our public shares if we do not complete the Business Combination within the Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-Business Combination activity; or (iii) absent a Business Combination within the Combination Period, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete the Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. See “—General Risk Factors—If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

The SEC has recently adopted new rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such rules may increase GPAC’s costs and the time needed to complete GPAC’s initial business combination and may constrain the circumstances under which GPAC could complete a business combination.

On January 24, 2024, the SEC adopted new rules and regulations for SPACs (the “2024 SPAC Rules”), which will become effective on July 1, 2024, that will affect the Company and its initial business combination. The 2024 SPAC Rules, relating to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as the Company and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as amended. Certain of the procedures that the Company, a potential business combination target, or others may determine to undertake in connection with the 2024 SPAC Rules, or pursuant to the SEC’s views expressed in the 2024 SPAC Rules, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which the Company could complete a business combination.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which will become effective on July 1, 2024, that will affect the Company and its initial business combination. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to a business combination ; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPACs’ initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with the proposed business combination ; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial business combination.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We are a blank check company with no business operations. Since the date of the IPO, our sole business activity has been identifying and evaluating suitable Business Combination candidates. Therefore, we do not believe that we currently face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of any risks from cybersecurity threats. We have not encountered any cybersecurity incidents since inception.

Item 2. Properties.

We currently utilize office spaces at Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands and Level 19, Tower 2, 1 Raffles Place, Singapore. Commencing on January 19, 2022, we pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations..

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A ordinary shares are currently listed on the NYSE and are expected to be listed on Nasdaq on or about April 8, 2024, under the symbol “GAQ”. Our Units and warrants are currently listed on the NYSE under the symbols “GAQ.U” and “GAQWS”, respectively. We expect our Units and warrants to commence trading in the over-the-counter market starting with April 8, 2024 under the symbols “GAQQW” and “GAQQU”, respectively.

Holders

As of March 25, 2024, there were 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 28 holders of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares, Class B ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated January 19, 2022, with Continental Stock Transfer & Trust Company, as trustee. At the Meeting, the Company’s shareholders approved an amendment to the IMTA (the “IMTA Amendment No.1”) to reflect the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2023 on a monthly basis up to July 23, 2024 (which is 30 months from the date of the IPO), by depositing into the Trust Account the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension. Following such approval by the Company’s shareholders, the Company and Continental Stock Transfer & Trust Company entered into the IMTA Amendment No.1 on July 14, 2023.

In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 Meeting.

From July 2023 to March 2024, the Company deposited nine tranches of $125,000 into Trust Account, for an aggregate of $1,125,000, to extend the date by which the Company must consummate an initial Business Combination to April 23, 2024.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of January 24, 2022 as filed with the SEC on February 23, 2022. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the year ended December 31, 2023, we had net income of $6,967,938, which consisted of interest income and realized gain from sale of treasury securities of $7,770,553 and gain from debt forgiven of $126,472, as offset by formation and operating costs of $1,185,903 and unrealized loss on fair value changes of warrants of $256,816.

For the year ended December 31, 2022, we had net income of $9,787,099, which consisted of unrealized gain on fair value changes of warrants of $8,181,424 and interest earned on investments held in Trust Account of $3,591,808 as offset by transaction costs allocable to warrants of $1,004,142 and formation and operating costs of $981,991.

For the year ended December 31, 2023, net cash used in operating activities was $717,937. Net income of $6,967,938 was affected by interest earned on investments held in the Trust Account of $7,770,553, gain from debt forgiven of $126,472 and change in fair value of warrant liability of $256,816. Changes in operating assets and liabilities provided $467,966 of cash for operating activities.

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

Liquidity, Capital Resources and Going Concern

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

On July 21, 2023 and September 30, 2023, we issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $1,500,000 (see Note 5). As of December 31, 2023,we received the $1,500,000 in full under such promissory notes.

On February 6, 2024, we issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $550,000 (the “February 2024 Promissory Note”). Up to the date the financial statements were issued, the outstanding balance under the February 2024 Promissory Note was $549,999.

As of December 31, 2023, we held approximately $320,144 in our operating bank account. Our working capital deficit as of December 31, 2023 was $1,720,456.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination before the end of the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the year ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity. As a result, the balance of deferred underwriting commissions was $3,000,000 as of December 31, 2023.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria as noted above, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

NAME	AGE	POSITION
Roy Kuan	57	Chief Executive Officer and Chairman of the Board
Norimitsu Niwa	52	Chief Operating Officer and Director
Catherine Kwok	41	Chief Financial Officer
Gary Chan	55	Independent Director
SungHwan Cho	49	Independent Director
Mei Gao	51	Independent Director

Roy Kuan serves as our Chief Executive Officer and has 26 years of private equity experience in Asia. Mr. Kuan currently is a private investor across a variety of asset classes and serves on the boards or advisory boards of several private and public companies across the TMT, consumer, and industrial sectors in Asia. Mr. Kuan previously served as a Managing Partner at CVC Capital Partners (“CVC”), a global private equity firm from 1999 to 2020. He was a Co-founder of CVC’s Asian private equity business, served on the firm’s Asian Investment and Portfolio Committees, and was also a member of CVC’s Board of Directors. Prior to CVC, Mr. Kuan was an Investment Director at Citigroup’s Asian private equity investment division from 1996 to 1999. During his private equity career, Mr. Kuan participated in 23 investments across the Target Sectors, with a total equity investment amount of $3.1 billion and achieved $7.9 billion in total realized value. Mr. Kuan has also been involved in 10 IPOs in the region. Mr. Kuan’s selected investments in the Target Sectors include TechnoPro Holdings (R&D staffing, Japan), Hong Kong Broadband Network (broadband services, Hong Kong), Arteria Networks (enterprise data communications, Japan), Infastech (technology components, Asia), Haitai Confectionery (snack products, South Korea), CJ CGV (cinemas, South Korea) and 39 Home Shopping (media commerce, Korea). Mr. Kuan currently serves as a director or advisory board member of several other companies in the Target Sectors, including eBroker (online wealth management, China), Food Union Enterprises (dairy products, Asia and Europe) and Point Avenue (education technology, Southeast Asia). Mr. Kuan received his MBA degree from the Wharton School, University of Pennsylvania. He earned his B.A. degree from Georgetown University, where he was a George F. Baker Scholar. Mr. Kuan is based in Hong Kong.

Norimitsu Niwa serves as our Chief Operating Officer and has 23 years of private equity and principal investments experience. Since 2021, Mr. Niwa has also been advising Goldman Sachs Japan on its investment strategy in Japan, sitting on the boards of Goldman’s two investee companies, i.e., NIPPO Corporation and ISL Corporation. Previously, Mr. Niwa was the Head of Strategic Investments at Prored Partners from 2019 to 2020, where he founded and developed the principal investment arm of a TSE-listed consulting firm. Prior to Prored Partners, Mr. Niwa was a Senior Managing Director at CVC in Japan from 2007 to 2017. During the course of his investment career, he has completed 6 investments with a total equity investment amount of $1.6 billion and 5 add-on acquisitions. Mr. Niwa was also involved in 3 IPOs in Japan. Mr. Niwa was a deal team member in the following deals in the Target Sectors in Japan, including BellSystem24 (contact centers), Nikko Asset Management (financial services), Genesis Technology (semiconductor testing) TechnoPro Holdings, Arteria Networks and HITOWA Holdings (senior care, nursery and household cleaning services). Mr. Niwa received an MBA with Distinction from London Business School and a B.A. from Hitotsubashi University. Mr. Niwa is based in Japan.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors and is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Cho and Ms. Gao, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Chan, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Kuan and Niwa, will expire at the third annual general meeting.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our audit committee, our nominating and corporate governance committee and our compensation committee will be composed solely of independent directors. Subject to phase-in rules, Nasdaq listing standards and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing standards require that the compensation committee and the nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee will operate under a charter that complies with Nasdaq rules, is approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website at https://gaq.gen-mgmt.com/.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Chan and Cho and Ms. Gao serve as members of our audit committee, and Mr. Cho chairs the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Chan and Cho and Ms. Gao meet the independent director standard underNasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Chan and Cho and Ms. Gao serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Chan and Cho and Ms. Gao are independent directors, and Mr. Chan chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of up to $10,000 per month, up until the end of the Combination Period, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors, advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a Business Combination. Accordingly, it is likely that prior to the consummation of a Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.

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

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares(5)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares (6)
Generation Asia LLC (our sponsor)(3)	—	—	4,855,250	64.9%
Roy Kuan(3)(4)	—	—	4,855,250	64.9%
Norimitsu Niwa(4)	—	—	—	—
Catherine Kwok(4)	—	—	—	—
Gary Chan(4)	—	—	—	—
SungHwan Cho(4)	—	—	—	—
Mei Gao(4)	—	—	—	—
All officers and directors as a group (6 individuals)	—	—	4,855,250	64.9%

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
(5)
The percentages reported in the above table are based on 15,182,229 Class A ordinary shares issued and outstanding as of the date of this Report, and exclude the 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements.
(6)
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

All shares and associated amounts have been retroactively restated to reflect the surrender. In connection with entering into the forward purchase agreements, our sponsor transferred to the forward purchasers an aggregate of 1,200,000 founder shares for no cash consideration. In addition, in connection with entering into forward purchase agreements, the Company issued 2,000,000 Class B ordinary shares to the sponsor, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO plus 8,000,000 Class A ordinary shares to be sold pursuant to the forward purchase agreements. On February 1, 2022, our sponsor surrendered 267,500 of the founder shares for no consideration in connection with the underwriter’s partial exercise of its over-allotment option, resulting in an aggregate of 7,482,500 Class B ordinary shares outstanding.

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

Pursuant to a placement warrants purchase agreement dated January 19, 2022, our sponsor purchased 7,379,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein, at a price of $1.00 per warrant, or $7,379,000 in the aggregate, in a private placement that occurred simultaneously with the closing of the IPO. The private placement warrants are identical to the warrants sold in the IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants has been added to the proceeds from the IPO to be held in the Trust Account, the net proceeds from the Over-allotment Offering and the gross proceeds of the Over-allotment Private Placement such that $221,493,000 were deposited in the Trust Account immediately after the IPO. If we do not complete our Business Combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

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

Equity Compensation Plans

As of March 25, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

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

On July 13, 2023, the Company held a special meeting of its shareholders (the “2023 Special Meeting”) and the Company’s shareholders approved the following proposals: (i) a proposal to amend (the “2023 Extension Amendment”) the Company’s amended and restated memorandum and articles of association (the “Articles”) giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) for an additional one (1) month each time, from July 23, 2023 to July 23, 2024 (i.e., for a period of time ending 30 months from the consummation of the Company’s IPO) and to reduce the amount of monthly extension payments which the sponsor or its affiliates or designees, must deposit into the Trust Account from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate a Business Combination (such payments, “Monthly Extension Payments”), (ii) a proposal to amend the Articles to provide that the Company may not enter into a Business Combination with any entity with principal business operations in Mainland China unless such entity (a) has no material interests in or exposure to any “variable interest entities,” as that term is used in the Accounting Standards Codification (“VIEs”), (b) has not more than 50% of its revenue from Mainland China, and (c) has its headquarters in Hong Kong or any other location outside of Mainland China. The Target Limitation Amendment would afford the Company flexibility in its search for a Business Combination target by allowing the Company to enter into a Business Combination with a target business with principal business operations in Mainland China, (iii) a proposal to amend the Articles to provide that the Class B ordinary shares may be converted either at the time of the consummation of a Business Combination or at any earlier date at the option of the holder thereof; (iv) a proposal to amend the Articles to reduce the minimum voting threshold required for a special resolution to amend any provision of the Company’s Articles related to pre-Business Combination activity prior to the consummation of a Business Combination from 90% of the Company’s members, as being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders, as set forth in Section 18.4 of the Company’s Articles, to the minimum required by the Cayman Islands Companies Act (As Revised) (being two-thirds of the Company’s members, as being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company’s shareholders); (v) a proposal to amend the Company’s investment management trust agreement, dated as of January 19, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period for an additional one (1) month each time from July 23, 2023 to July 23, 2024 by depositing the Monthly Extension Payments into the Trust Account for each one-month extension. The purpose of all these amendments and proposals is to allow the Company more time to complete its initial business combination. In connection with the 2023 Special Meeting, the Company’s stockholders elected to redeem 14,230,271 Class A Ordinary Shares of the Company, which represented approximately 65% of the shares that were part of the public units sold in the IPO.

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

On July 21, 2023, the Company issued a non-convertible unsecured promissory note to the sponsor, for a collective principal amount of $870,000. The note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. As of December 31, 2023, the Company received the $870,000 in full under such note.

On September 30, 2023, the Company, issued a second non-convertible unsecured promissory note to the sponsor, for a collective principal amount of $630,000. The note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. As of December 31, 2023, the Company received the $630,000 in full under such note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $99,086 and $97,799, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum Asia for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum Asia for other services for the years ended December 31, 2023 and 2022.

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

10.11	Promissory Note, dated July 21, 2023
10.12	Promissory Note, dated September 30, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for Recovery of Erroneously Awarded Incentive Compensation
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2024.

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

Name	Title	Date

/s/ Roy Kuan
Roy Kuan	Chief Executive Officer and Chairman of the Board	April 1, 2024

/s/ Norimitsu Niwa
Norimitsu Niwa	Chief Operating Officer and Director	April 1, 2024

/s/ Catherine Kwok
Catherine Kwok	Chief Financial Officer	April 1, 2024

/s/ Gary Chan
Gary Chan	Director	April 1, 2024

/s/ SungHwan Cho
SungHwan Cho	Director	April 1, 2024

/s/ Mei Gao
Mei Gao	Director	April 1, 2024

GENERATION ASIA I ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Generation Asia I Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Generation Asia I Acquisition Limited (the “Company”) as of December 31, 2023 and December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for years ended December 31, 2023 and December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 23, 2024 or making additional contributions to the trust to extend the business combination deadline by an additional three months through July 23, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to July 23, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond July 23, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

April 1, 2024

GENERATION ASIA I ACQUISITION LIMITED

BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Cash	$320,144	$288,081
Prepaid expense	26,481	473,993
Total Current Assets	346,625	762,074
Prepaid expense-noncurrent	—	22,882
Investments held in Trust Account	83,854,821	225,084,808
Total Assets	$84,201,446	$225,869,764

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$546,000	$463,045
Promissory Note - Related Party	1,500,000	—
Due to related parties	27,801	113,184
Total Current Liabilities	2,073,801	576,229
Warrant liability	550,320	807,136
Deferred underwriting commissions	3,000,000	7,675,500
Total Liabilities	5,624,121	9,058,865

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,699,729 shares at redemption value of $10.89 per share and 21,930,000 shares at redemption value of $10.26 per share at December 31, 2023 and 2022, respectively	83,854,821	225,084,808
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 7,699,729 and 21,930,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	748	748
Additional paid-in capital	—	—
Accumulated deficit	(5,278,244)	(8,274,657)
Total Shareholders’ Deficit	(5,277,496)	(8,273,909)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$84,201,446	$225,869,764

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Formation and operating costs	$1,185,903	$981,991
Loss from operations	(1,185,903)	(981,991)

Other income (expense):
Interest earned on investments held in Trust Account	7,770,553	3,591,808
Transaction costs allocable to warrants	—	(1,004,142)
Gain from debt forgiven	126,472	—
Unrealized gain on fair value changes of warrants	256,816	8,181,424
Total other income, net	8,153,841	10,769,090

Net income	$6,967,938	$9,787,099

Basic and diluted weighted average Class A ordinary shares outstanding, subject to possible redemption	15,692,073	20,505,808
Basic and diluted net income per Class A share	$0.30	$0.35
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	7,482,500	7,441,521
Basic and diluted net income per Class B share	$0.30	$0.35

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,750,000	$775	24,225	$(58,457)	$(33,457)
Founder shares transferred to anchor investor	—	—	—	—	14,272	—	14,272
Excess of proceeds from sale of Private Placement Warrants over fair value	—	—	—	—	3,763,290	—	3,763,290
Forfeiture of Class B ordinary shares by Sponsor at February 1, 2022	—	—	(267,500)	(27)	27	—	—
Incentives to anchor investors	—	—	—	—	10,290,473	—	10,290,473
Re-measurement of carrying value to redemption value	—	—	—	—	(14,092,287)	(18,003,299)	(32,095,586)
Net income	—	—	—	—	—	9,787,099	9,787,099
Balance as of December 31, 2022	—	$—	7,482,500	$748	$—	$(8,274,657)	$(8,273,909)
Re-measurement of carrying value to redemption value	—	—	—	—	—	(8,520,553)	(8,520,553)
Forgiven of deferred underwriting commissions	—	—	—	—	—	4,549,028	4,549,028
Net income	—	—	—	—	—	6,967,938	6,967,938
Balance as of December 31, 2023	—	$—	7,482,500	$748	$—	$(5,278,244)	$(5,277,496)

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net income	$6,967,938	$9,787,099
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on investment held in Trust Account	(7,770,553)	(3,591,808)
Transaction costs incurred in connection with Initial Public Offering	—	1,004,142
Unrealized gain on fair value changes of warrants	(256,816)	(8,181,424)
Gain from debt forgiven	(126,472)	—
Changes in current assets and current liabilities:
Prepaid assets	470,394	(496,875)
Accrued offering costs and expenses	82,955	(710,905)
Due to related parties	(85,383)	69,767
Net cash used in operating activities	(717,937)	(2,120,004)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(458,877,047)	(888,533,773)
Disposal of investments held in Trust Account	608,627,587	667,041,000
Cash deposited in Trust Account	(750,000)	(227)
Net cash provided by (used in) investing activities	149,000,540	(221,493,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	216,894,000
Proceeds from private placement	—	7,379,000
Proceeds from anchor investor	—	14,272
Proceeds from issuance of promissory note to related party	1,500,000	—
Payment of promissory note	—	(275,000)
Payment of deferred offering costs	—	(243,099)
Redemption of Class A ordinary shares	(149,750,540)	—
Net cash (used in) provided by financing activities	(148,250,540)	223,769,173

Net Change in Cash	32,063	156,169
Cash – Beginning	288,081	131,912
Cash – Ending	$320,144	$288,081

Supplemental Disclosure of Non-cash Financing Activities:
Waiver of deferred underwriting commissions	$4,549,028	$—
Deferred underwriting commissions charged to additional paid in capital	$—	$7,675,500
Initial value of Class A common stock subject to possible redemption	$—	$192,989,222
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$8,520,553	$32,095,586
Initial classification of warrant liability	$—	$8,988,560
Incentives to anchor investors	$—	$10,290,473

The accompanying notes are an integral part of these financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the "IPO"), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $21,942,071 consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors and $1,570,098 of other offering costs. On June 26, 2023, the Company and the underwriter entered into a fee reduction agreement, pursuant to which the underwriter agreed to waive $4,675,500 of the deferred underwriter commission, see Note 6.

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

On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “Meeting”). At the Meeting, the Company’s shareholders approved (i) to extend the date by which the Company must consummate an initial Business Combination from July 23, 2023 to July 23, 2024, and (ii) to reduce the amount of monthly extension payments which the Company’s sponsor, Generation Asia LLC, or its affiliates or designees, must deposit into the trust account of the Company from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination (each such monthly ended date, an “Articles Extension Date”);

In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 shareholders meeting.

On July 21, 2023, August 21, 2023, September 21, 2023, October 20, 2023, November 21, 2023, December 21, 2023, January 19, 2024, February 21, 2024 and March 21, 2024, the Company deposited nine tranches of $125,000 into Trust Account, for an aggregate of $1,125,000, to extend the date by which the Company must consummate an initial Business Combination to April 23, 2024.

Going Concern

As of December 31, 2023, the Company had approximately $320,144 in its operating bank account. The working capital deficit as of December 31, 2023 was $1,720,456.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On July 21, 2023 and September 30, 2023, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $1,500,000 (see Note 5). As of December 31, 2023, the Company received the $1,500,000 in full under such promissory notes.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,”Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by April 23, 2024 (or July 23, 2024, subject to the Sponsor depositing additional funds into the Trust Account), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022. The Company held $320,144 and $288,081 in cash as of December 31, 2023 and 2022, respectively.

Investments Held in Trust Account

At December 31, 2023 and 2022, the assets held in the Trust Account were held in cash, money market funds and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of December 31, 2023, investments in the Company’s Trust Account consisted of $83,854,821 money market funds. As of December 31, 2022, investments in the Company’s Trust Account consisted of $227 in cash and $225,084,581 in U.S. Treasury securities.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the year ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity.

Net Income (Loss) Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO, the Over-Allotment, the Private Placement and the Over-Allotment Private Placement to purchase an aggregate of 21,930,000 of the Company’s Class A ordinary shares, at December 31, 2023 and 2022, in the calculation of diluted income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriter’s partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. In connection with the Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the July 13, 2023 shareholders meeting. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$4,718,162	$2,249,776	$7,181,093	$2,606,006
Denominator
Weighted-average shares outstanding	15,692,073	7,482,500	20,505,808	7,441,521
Basic and diluted net income per ordinary share	$0.30	$0.30	$0.35	$0.35

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

As of December 31, 2023 and 2022, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the Shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

As of December 31, 2023 and 2022, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$219,300,000
Less:
Proceeds Allocated to Public Warrants	(5,372,850)

Class A ordinary shares issuance cost	(20,937,928)
Add:
Re-measurement of carrying value to redemption value	32,095,586

Class A ordinary shares subject to redemption, December 31, 2022	$225,084,808
Less:
Redemption of Class A ordinary shares	(149,750,540)
Add:
Re-measurement of carrying value to redemption value	8,520,553

Class A ordinary shares subject to redemption, December 31, 2023	$83,854,821

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Public Warrants

As of December 31, 2023 and 2022, 10,965,000 Public Warrants were issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, From the warrant liability worksheet, its 10,965,000, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding the forward purchase securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

On July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). As of December 31, 2023, the Company received the $870,000 in full under such Extension Note.

On September 30, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $630,000 (the “September 2023 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2024, as set forth in the Company’s Memorandum and Articles. The September 2023 Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. As of December 31, 2023, the Company received $630,000 under the September 2023 Promissory Note.

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

As of December 31, 2023 and 2022, the Company did not have any borrowing under the Working Capital Loan.

Due to Related Party

As of December 31, 2023, the amounts due to related party was $27,801, which consists of unpaid administrative service fee of $30,000 partially net off by professional service fee of $2,199 paid by the Company on behalf of the Sponsor.

As of December 31, 2022, the amounts due to related party was $113,184, which consists of unpaid administrative service fee of $114,333 partially net off by professional service fee of $1,149 paid by the Company on behalf of the Sponsor.

Administrative Service Fee

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $120,000, of such expenses, which was recorded as due to related party on the balance sheets. For the year ended December 31, 2022, the Company incurred $113,184, of such expenses, which was recorded as due to related party on the balance sheets. On July 26, 2022, the affiliate of the Sponsor and the Company signed off a waiver letter pursuant that if the Business Combination is not completed, the affiliate of the Sponsor will waive all administrative support services liable by the Company. In September 2023, the Company paid $204,333 administrative service fee to Sponsor. As of December 31, 2023 and 2022, the total unpaid Administrative service fee was 30,000 and $114,333, respectively, which was recorded as due to related party on the accompanying balance sheets.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the year ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity. As a result, the balance of deferred underwriting commissions was $3,000,000 as of December 31, 2023.

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

Anchor Investments

As of December 31, 2023, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 7,699,729 and 21,930,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. As of December 31, 2023 and 2022, there were 7,482,500 Class B ordinary shares issued or outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law or the rules of Nasdaq then in effect. Unless specified in the Company’s Memorandum and Articles, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, and pursuant to the Company’s Memorandum and Articles.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on December 31, 2023 and December 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$83,854,821	$83,854,821	$—	$—
	$83,854,821	$83,854,821	$—	$—
Liabilities
Warrant liability—Public Warrants	$328,950	$328,950	$—	$—
Warrant liability—Private Warrants	221,370	—	221,370	—
	$550,320	$328,950	$221,370	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$225,084,808	$225,084,808	$—	$—
	$225,084,808	$225,084,808	$—	$—
Liabilities
Warrant liability—Public Warrants	$482,460	$482,460	$—	$—
Warrant liability—Private Warrants	324,676	—	324,676	—
	$807,136	$482,460	$324,676	$—

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of December 31, 2023.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2022 was $3,618,450. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the year ended December 31, 2022 was $1,438,905. No transfers to/from Levels 1, 2 and 3 are recognized during the year ended December 31, 2023.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any events that would have required adjustments to the disclosures in the financial statements.

On January 18, 2024, the Company entered into Amendment No. 2 to the Trust Agreement to provide that Continental may maintain the funds in the Trust Account in an interest-bearing bank demand deposit account, and the Company sent an Investment Instruction Letter to Continental, pursuant to which the Company instructed Continental to move the funds in the Trust Account to such a demand deposit account.

On February 6, 2024, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $550,000 (the “February 2024 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2024, as set forth in the Company’s Memorandum and Articles. The February 2024 Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. On February 1, 2024 and February 7, 2024, the Company received $97,899 and

$452,100 respectively, under the February 2024 Promissory Note. Up to the date the financial statements were issued, the outstanding balance under the February 2024 Promissory Note was $549,999.

On January 19, 2024, February 21, 2024 and March 21, 2024, the Company deposited total of $375,000 into Trust Account to extend the date by which the Company must consummate an initial Business Combination to April 23, 2024.

On March 28, 2024, the Company filed Form 25 with the SEC informing the SEC and the NYSE of the delisting of the Company’s securities from the NYSE, which form becomes effective within 10 days of filing. Concurrently, the Company filed new Form 8-A with the SEC with respect to its Class A Ordinary Shares which have been approved for listing on the Nasdaq Global Market (“Nasdaq”) with the first trading day on April 8, 2024. The Units and warrants to purchase Class A Ordinary Shares will continue trading over-the-counter.

On March 29, 2024, the Company filed a Form 14A with the SEC, announcing that an extraordinary general meeting will be held on April 16, 2024 to vote on the extension amendment proposal, the trust amendment proposal and the adjournment proposal as disclosed in Form 14A.