Form 10-Q
period 2024-03-31
Generation Asia I Acquisition Ltd
filed 2024-05-15
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-41239

GENERATION ASIA I ACQUISITION LIMITED

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1588665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Boundary Hall, Cricket Square Grand Cayman, Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 814-5580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	GAQ	The Nasdaq Global Market LLC

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

As of May 13, 2024, 4,794,855 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 3,045,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ASIA I ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
Assets:	(Unaudited)	(Audited)
Cash	$132,040	$320,144
Prepaid expense	83,996	26,481
Total Current Assets	216,036	346,625
Investments held in Trust Account	85,325,190	83,854,821
Total Assets	$85,541,226	$84,201,446

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$656,705	$546,000
Promissory Note - Related Party	2,049,999	1,500,000
Due to related parties	27,801	27,801
Total Current Liabilities	2,734,505	2,073,801
Warrant liability	1,467,520	550,320
Deferred underwriting commissions	3,000,000	3,000,000
Total Liabilities	7,202,025	5,624,121

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 7,699,729 shares at redemption value of $11.08 per share and 7,699,729 shares at redemption value of $10.89 per share at March 31, 2024 and December 31, 2023, respectively	85,325,190	83,854,821
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 7,699,729 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 7,482,500 shares issued and outstanding at March 31, 2024 and December 31, 2023	748	748
Additional paid-in capital	—	—
Accumulated deficit	(6,986,737)	(5,278,244)
Total Shareholders’ Deficit	(6,985,989)	(5,277,496)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$85,541,226	$84,201,446

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2024	2023

Formation and operating costs	$416,293	$262,326
Loss from operations	(416,293)	(262,326)

Other income (expense):
Interest income and realized gain from sale of treasury securities	1,095,369	2,441,165
Unrealized loss fair value changes of warrants	(917,200)	(1,834,400)
Total other income, net	178,169	606,765

Net (loss) income	$(238,124)	$344,439

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	7,699,729	21,930,000
Basic and diluted net (loss) income per redeemable Class A share	$(0.02)	$0.01
Weighted average shares of Class B ordinary shares outstanding, basic and diluted	7,482,500	7,482,500
Basic and diluted net (loss) income per Class B share	$(0.02)	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	7,482,500	$748	—	$(5,278,244)	$(5,277,496)
Net loss	—	—	—	—	—	(238,124)	(238,124)
Re-measurement of carrying value to redemption value	—	—	—	—	—	(1,470,369)	(1,470,369)
Balance as of March 31, 2024	—	$0	7,482,500	$748	$—	$(6,986,737)	$(6,985,989)

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,482,500	$748	—	$(8,274,657)	$(8,273,909)
Net income	—	—	—	—	—	344,439	344,439
Re-measurement of carrying value to redemption value	—	—	—	—	—	(2,441,165)	(2,441,165)
Balance as of March 31, 2023	—	$—	7,482,500	$748	$—	$(10,371,383)	$(10,370,635)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(238,124)	$344,439
Adjustments to reconcile net income to net cash used in operating activities:
Interest income and realized gain from sale of treasury securities	(1,095,369)	(2,441,165)
Unrealized loss on fair value changes of warrants	917,200	1,834,400
Changes in current assets and current liabilities:
Prepaid assets	(57,515)	51,127
Accrued offering costs and expenses	110,705	29,330
Due to related parties	—	30,000
Net cash used in operating activities	(363,103)	(151,869)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(225,643,363)
Disposal of investments held in Trust Account	—	225,644,000
Cash deposited in Trust Account	(375,000)	(637)
Net cash used in investing activities	(375,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	549,999	—
Net cash provided by financing activities	549,999	—

Net Change in Cash	(188,104)	(151,869)
Cash – Beginning	320,144	288,081
Cash – Ending	$132,040	$136,212

Supplemental Disclosure of Non-cash Financing Activities:
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$1,470,369	$2,441,165

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “IPO”), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on January 24, 2022 and the partial exercise of the over-allotment option on February 1, 2022, $221,493,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and the sale of the Private Placement Warrants was deposited in a trust account (the “Trust Account”) managed by Continental Stock Transfer & Trust Company (“Continental”), and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. In January 2024, following the Company’s instructions, Continental liquidated the U.S. government securities and money market funds previously held in the Trust Account and moved such sale proceeds in an interest-bearing demand deposit bank account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company has not completed its initial Business Combination within up to 42 months from the consummation of the IPO, if extended each month at the request of the Sponsor (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity and less up to $100,000 of interest to pay dissolution expenses. The funds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such a case, the Company will proceed with a Business Combination if the Company’s ordinary shares would not be a “penny stock” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

In connection with the IPO, the Company entered into an Investment Management Trust Agreement (the “Trust Agreement”), dated January 19, 2022, with Continental as trustee. On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “2023 Meeting”) to approve an amendment to the Trust Agreement and the Memorandum and Articles reflecting (i) the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2023 on a monthly basis up to July 23, 2024, and (ii) the reduction of the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the Trust Account from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination.

In connection with the 2023 Meeting, holders of 14,230,271 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the 2023 Meeting.

On July 21, 2023, August 21, 2023, September 21, 2023, October 20, 2023, November 21, 2023, December 21, 2023, January 19, 2024, February 21, 2024 and March 21, 2024, the Company deposited nine tranches of $125,000 into

Trust Account, for an aggregate of $1,125,000, to extend the date by which the Company must consummate an initial Business Combination to April 23, 2024. On April 22, 2024, the Company deposited $35,000 into the Trust Account to extend the date by which the Company must consummate an initial Business Combination to May 23, 2024.

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

On March 28, 2024, the Company filed Form 25 with the SEC informing the SEC and the NYSE of the delisting of the Company’s securities from the NYSE, which form became effective within 10 days of filing. Concurrently, the Company filed new Form 8-A with the SEC with respect to its Class A ordinary shares which were approved for listing on the Nasdaq Global Market (“Nasdaq”) with the first trading day on April 8, 2024. The Units and warrants to purchase Class A ordinary shares will continue trading over-the-counter.

On April 16, 2024, the Company held an extraordinary general meeting of its shareholders (the “2024 Meeting”). At the 2024 Meeting, At the 2024 Meeting, the Company’s shareholders approved by special resolutions the amendments to the Company’s Memorandum and Articles (collectively, the “Articles Amendments”) and the amendment to the Trust Agreement, to, among other things, do the following: (a) to extend the date by which the Company must consummate an initial Business Combination from July 23, 2024 on a monthly basis up to July 23, 2025; and (b) to reduce the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the Trust Account from an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination, to an amount equal to $35,000 for each one-month extension of the date by which the Company has to consummate an initial Business Combination, which date may be extended by the Company pursuant to Article 49.7 of the Company’s Memorandum and Articles until July 23, 2025 (which is a period of time ending 42 months from the consummation of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto (Note 9).

In connection with the Extension Amendment Proposal considered at the 2024 Meeting, the Company’s shareholders elected to redeem 5,342,374 Class A Ordinary Shares for cash at an approximate redemption price of $11.10 per share, which represents approximately 69% of the shares that were part of the units that were sold in the Company’s IPO. Such shareholders redeemed approx. $59.83 million from the Trust Account. Following such redemptions, 2,357,355 Class A Ordinary Shares remain outstanding as of April 16, 2024.

Beginning on March 27, 2024, certain shareholders of the Company have submitted to the Company 2,437,500 Class B ordinary shares for conversion into Class A Ordinary Shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles, effective on April 23, 2024. Holders of such converted Class A Ordinary Shares are not eligible to the redemptions set forth in the Memorandum and Articles.

On August 23, 2021, in connection with entering into forward purchase agreements, the Sponsor transferred to forward purchasers an aggregate of 825,000 Founder Shares for no cash consideration. On August 23, 2021, in connection with entering into forward purchase agreements, the Company issued 1,375,000 Class B ordinary shares for no consideration to the Sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding. On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 Founder Shares at par value and the Sponsor surrendered to the Company the same number of Founder Shares for no cash consideration and (ii) the Company issued 625,000 Class B ordinary shares to the Sponsor for no consideration, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the new issuance. In April 2024, due to the termination of the forward purchase agreements by their terms prior to the consummation of a Business Combination, the forward purchasers forfeited and cancelled 1,200,000 Class B ordinary shares held by them, and the Sponsor forfeited and cancelled 800,000 Class B ordinary shares. Thus, following such cancellation and the conversion described in the paragraph above, the aggregate number of issued and outstanding Class B ordinary shares has been reduced to 3,045,000.

Going Concern

As of March 31, 2024, the Company had approximately $132,040 in its operating bank account. The working capital deficit as of March 31, 2024 was $2,518,469.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On July 21, 2023 and September 30, 2023, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $1,500,000 (see Note 5). On February 6, 2024, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $550,000 (see Note 5). As of March 31, 2024, the Company received the $2,049,999 under such promissory notes.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 23, 2025, subject to the Sponsor depositing additional funds into the Trust Account, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The accompanying condensed balance sheets as of December 31, 2023 has been derived from the Company's audited financial statements included in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability and over-allotment liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023. The Company held $132,040 and $320,144 in cash as of March 31, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The assets held in the Trust Account were held in money market funds and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of March 31, 2024, investments in the Company’s Trust Account consisted of $85,325,190 interest-bearing demand deposit. As of December 31, 2023, investments in the Company’s Trust Account consisted of $83,854,821 money market funds.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the period ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity.

Net (Loss) Income Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement, including warrants sold to cover over-allotment in the IPO and Private Placement, of 18,344,000 of the Company’s Class A ordinary shares, at March 31, 2024 and 2023, in the calculation of diluted (loss) income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriter’s partial exercise of their over-allotment option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. In connection with the 2023 Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the 2023 Meeting.

Beginning on March 27, 2024, certain shareholders of the Company have submitted to the Company 2,437,500 Class B ordinary shares for conversion into Class A Ordinary Shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles, effective on April 23, 2024. Holders of such converted Class A Ordinary Shares are not eligible to the redemptions set forth in the Memorandum and Articles

Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share, as the redemption value approximates fair value.

As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares.

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net (loss) income	$(120,766)	$(117,358)	$256,814	$87,625
Denominator
Weighted-average shares outstanding	7,699,729	7,482,500	21,930,000	7,482,500
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.01	$0.01

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

As of March 31, 2024 and December 31, 2023, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the Shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

As of March 31, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to redemption, December 31, 2022	225,084,808
Less:
Redemption of Class A ordinary shares	(149,750,540)
Add:
Re-measurement of carrying value to redemption value	8,520,553

Class A ordinary shares subject to redemption, December 31, 2023	$83,854,821
Add:
Re-measurement of carrying value to redemption value	1,470,369

Class A ordinary shares subject to redemption, March 31, 2024	$85,325,190

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

Public Warrants

As of March 31, 2024 and December 31, 2023, 10,965,000 Public Warrants were issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding the forward purchase securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrants will become exercisable on the later of 30 days after the completion of its initial Business Combination and twelve months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Throughout various dates beginning on March 27, 2024, certain shareholders of the Company have submitted a total 2,437,500 Class B ordinary shares for conversion into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles. The conversion is effective on April 23, 2024 and no such conversion was made as of March 31, 2024.

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

On July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). As of March 31, 2024 and December 31, 2023, the Company received the $870,000 in full under such Extension Note.

On September 30, 2023, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $630,000 (the “September 2023 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2025, as set forth in the Company’s Memorandum and Articles. The September 2023 Promissory Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. As of March 31, 2024 and December 31, 2023, the Company received $630,000 under the September 2023 Promissory Note.

On February 6, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $550,000 (the “February 2024 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2025, as set forth in the Company’s Memorandum and Articles. The February 2024 Promissory Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. On February 1, 2024 and February 7, 2024, the Company received $97,899 and $452,100 respectively, under the February 2024 Promissory Note. As of March 31, 2024, the outstanding balance under the February 2024 Promissory Note was $549,999.

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

As of March 31, 2024 and December 31, 2023, the Company did not have any outstanding Working Capital Loans.

Due to Related Parties

As of March 31, 2024 and December 31, 2023, the amounts due to related parties was $27,801, which consists of an unpaid administrative service fee of $30,000 partially net off by a professional service fee of $2,199 paid by the Company on behalf of the Sponsor.

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended March 31, 2024, the Company incurred $30,000, of such expenses, which were recorded as due to a related party on the Company’s balance sheets. For the period ended March 31, 2023, the Company incurred $30,000 of such expenses, which were recorded as due to a related party on the Company’s balance sheets. On July 26, 2022, such affiliate of the Sponsor and the Company each signed a waiver letter which provided that if the Business Combination is not completed, such affiliate of the Sponsor will waive all fees for administrative support services incurred by the Company. In September 2023, the Company paid $204,333 in administrative service fees to the Sponsor. As of March 31, 2024 and December 31, 2023, the total unpaid administrative service fees were $30,000 and $30,000, respectively, which was recorded as due to a related party on the Company’s balance sheets.

Note 6—Commitments & Contingencies

Registration and Shareholder Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO and (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the IPO, and the Class A ordinary shares underlying such Private Placement Warrants, will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On January 24, 2022 and February 1, 2022, the Company paid cash underwriting commissions of $2,020,000 and $386,000, respectively.

The underwriter is entitled to a deferred underwriting commission of 3.5% of the gross proceeds of the IPO, or $7,675,500, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the year ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity. As a result, the balance of deferred underwriting commissions was $3,000,000 as of March 31, 2024 and December 31, 2023.

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

The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary shares included in the Units being sold in the IPO, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the Public Warrants.

The forward purchasers may purchase fewer than 8,000,000 forward purchase units in accordance with the terms of the Forward Purchase Agreements. In addition, the forward purchasers’ commitment under the forward purchase agreements will be subject to their rights to terminate their commitment at any time before the Company enters into a definitive agreement regarding the initial Business Combination.

In April 2024, the forward purchase agreements were terminated in accordance with the terms stated in such agreements.

Anchor Investments

As of March 31, 2024, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

The Anchor Investors have agreed to vote any Founder Shares held by them in favor of the initial Business Combination or to grant a voting proxy to the Sponsor to vote any Founder Shares held by it on its behalf. However, because the Anchor Investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of the initial Business Combination, the Company cannot assure you that any of these Anchor Investors will be shareholders at the time the Company’s shareholders vote on the initial Business Combination, and, if they are shareholders, the Company cannot assure you as to how such Anchor Investors will vote on any Business Combination.

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 7,699,729 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the over-allotment option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. Throughout various dates beginning on March 27, 2024, certain shareholders of the Company have submitted a total of 2,437,500 Class B ordinary shares for conversion into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles. The conversion is effective on April 23, 2024 and no such conversion was made as of March 31, 2024. As of March 31, 2024 and December 31, 2023, there were 7,482,500 Class B ordinary shares issued or outstanding.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$85,325,190	$85,325,190	$—	$—
	$85,325,190	$85,325,190	$—	$—
Liabilities
Warrant liability—Public Warrants	$877,200	$877,200	$—	$—
Warrant liability—Private Warrants	590,320	—	590,320	—
	$1,467,520	$877,200	$590,320	$—

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$83,854,821	$83,854,821	$—	$—
	$83,854,821	$83,854,821	$—	$—
Liabilities
Warrant liability—Public Warrants	$328,950	$328,950	$—	$—
Warrant liability—Private Warrants	221,370	—	221,370	—
	$550,320	$328,950	$221,370	$—

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of March 31, 2024.

The Private Placement Warrants were estimated using the Public Warrants publicly listed trading price and that due to the make-whole provision in the warrant agreement, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No transfers to/from Levels 1, 2 and 3 are recognized during the period ended March 31, 2024.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any events that would have required adjustments to the disclosures in the financial statements.

Throughout various dates beginning on March 27, 2024, certain shareholders of the Company have submitted a total of 2,437,500 Class B ordinary shares for conversion into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles. The conversion is effective on April 23, 2024 and no such conversion was made as of March 31, 2024

On April 16, 2024, the Company held the 2024 Meeting. At the 2024 Meeting, the Company’s shareholders approved an amendment to the Trust Agreement (the “Trust Amendment No.3”) and the Memorandum and Articles reflecting: (i) the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2024 on a monthly basis up to July 23, 2025; and (ii) the reduction of the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the Trust Account from an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination, to an amount equal to $35,000 for each one-month extension of the date by which the Company has to consummate an initial Business Combination. Following such approval by the Company’s shareholders, the Company and Continental entered into the Trust Amendment No.3 on April 16, 2024.

In connection with the Extension Amendment Proposal considered at the 2024 Meeting, holders of 5,342,374 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.10 per share, for an aggregate of approximately $59.83 million, leaving 2,357,355 Class A ordinary shares outstanding after the 2024 Meeting.

On April 22, 2024, the Company deposited $35,000 into the Trust Account to extend the date by which the Company must consummate an initial Business Combination to May 23, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should,” “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Annual Report on Form 10-K”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company’s offering prospectus and Memorandum and Articles provided that the Company initially had until July 23, 2023 (the date which was 18 months after the consummation of the IPO) to complete an initial Business Combination. On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “2023 Meeting”) and the Company’s shareholders approved an amendment (i) to extend the date by which the Company must consummate an initial Business Combination from July 23, 2023 to July 23, 2024, and (ii) to reduce the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the trust account of the Company (the “Trust Account”) from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination.

The Company previously entered into an Investment Management Trust Agreement (the “Trust Agreement”), dated January 19, 2022, with Continental Stock Transfer & Trust Company, as trustee. At the 2023 Meeting, the Company’s shareholders approved an amendment to the Trust Agreement (the “Trust Amendment No.1”) to reflect the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2023 on a monthly basis up to July 23, 2024 (which is 30 months from the date of the IPO), by depositing into the Trust Account the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension. Following such approval by the Company’s shareholders, the Company and Continental Stock Transfer & Trust Company (“Continental”) entered into the Trust Amendment No.1 on July 14, 2023.

In connection with the 2023 Meeting, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the 2023 Meeting.

On January 18, 2024, the Company entered into Amendment No. 2 to the Trust Agreement to provide that Continental may maintain the funds in the Trust Account in an interest-bearing bank demand deposit account.

From July 2023 to March 2024, the Company deposited nine tranches of $125,000 into Trust Account, for an aggregate of $1,125,000, to extend the date by which the Company must consummate an initial Business Combination to April 23, 2024.

On April 16, 2024, the Company held an extraordinary general meeting of its shareholders (the “2024 Meeting”). At the 2024 Meeting, the Company’s shareholders approved an amendment to the Trust Amendment (the “Trust Amendment No.3”) and the Memorandum and Articles reflecting: (i) the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2024 on a monthly basis up to July 23, 2025; and (ii) the reduction of the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the Trust Account from an amount equal to the lesser of (x) $125,000 or (y) $0.03 per public share multiplied by the number of public shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination, to an amount equal to $35,000 for each one-month extension of the date by which the Company has to consummate an initial Business Combination. Following such approval by the Company’s shareholders, the Company and Continental entered into the Trust Amendment No.3 on April 16, 2024.

In connection with the 2024 Meeting, holders of 5,342,374 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.10 per share, for an aggregate of approximately $59.83 million, leaving 2,357,355 Class A ordinary shares outstanding after the 2024 Meeting.

On April 22, 2024, the Company deposited $35,000 into the Trust Account to extend the date by which the Company must consummate an initial Business Combination to May 23, 2024.

On February 6, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $550,000 (the “February 2024 Promissory Note”). The Sponsor provided these additional funds for working capital purposes and to support future extension payments by the Company to extend the date by which the Company has to consummate an initial Business Combination. The February 2024 Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. On February 1, 2024 and February 7, 2024, the Company received $97,899 and $452,100 respectively under the February 2024 Promissory Note.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of December 31, 2023, contained in our Annual Report on Form 10-K. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On January 19, 2022, the Registration Statement on Form S-1 (File No. 333-260431) (the “Registration Statement”) relating to the IPO of the Company was declared effective by the SEC. On January 24, 2022, we consummated our IPO of 20,000,000 units (the “Units”) at an offering price of $10.00 per Unit and a private placement of 6,800,000 private placement warrants at a price of $1.00 per warrant (the “Private Placement”), generating gross proceeds of $206,800,000. A total of $202,000,000 in offering proceeds (the “Offering Proceeds”), comprised of the net proceeds of the IPO and certain proceeds from the Private Placement, was placed in the Trust Account established for the benefit of the Company’s public shareholders and the underwriter of the IPO, with Continental acting as trustee, $2,020,000 was paid to the underwriter and $1,412,619 was deducted for payment of the other offering expenses in connection with the IPO. The remaining $1,367,381 in Offering Proceeds was deposited in the operating bank to be used as our working capital.

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

For the three months ended March 31, 2024, we had net loss of $238,124, which consisted of formation and operating costs of $416,293 and unrealized loss on fair value changes of warrants of $917,200, offset by interest income on investments held in the Trust Account of $1,095,369.

For the three months ended March 31, 2023, we had net income of $344,439 which consisted of interest income and realized gain from sale of treasury securities of $2,441,165, as offset by unrealized loss on fair value changes of warrants of $1,834,400 and formation and operating costs of $262,326.

For the three months ended March 31, 2024, net cash used in operating activities was $363,103. Net loss of $238,124 was affected by interest earned on investments held in the Trust Account of $1,095,369 and change in fair value of warrant liability of $917,200. Changes in operating assets and liabilities used in $53,190 of cash for operating activities.

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

Liquidity, Capital Resources and Going Concern

Our liquidity needs prior to the IPO were satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000, which was fully repaid on January 31, 2022, after the closing of our IPO.

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

On July 21, 2023 and September 30, 2023, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $1,500,000. On February 6, 2024, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $550,000. As of March 31, 2024, the Company received all amounts due under the Extension Note, the September 2023 Promissory Note, and the February 2024 Promissory Note in full.

As of March 31, 2024, we held approximately $132,040 in our operating bank account. Our working capital deficit as of March 31, 2024 was $2,518,469.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the year ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity. As a result, the balance of deferred underwriting commissions was $3,000,000 as of March 31, 2024 and December 31, 2023.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales

The Company made no unregistered sales of equity securities during the three months ended March 31, 2024.

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

Following the closing of the IPO on January 24, 2022 and the partial exercise of the over-allotment option on February 1, 2022, $221,493,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units and the sale of the Private Placement Warrants was deposited in the Trust Account, and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company has not completed its initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Memorandum and Articles (see Note 1, Organization, Business Operation and Going Concern, for more information). In January 2024, following the Company’s instructions, Continental liquidated the U.S. government securities and money market funds previously held in the Trust Account and moved such sale proceeds in an interest-bearing demand deposit bank account.

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

Following the 2023 Meeting, holders of 14,230,271 shares of Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving approximately $81.03 million held in the Trust Account after the redemption.

Following the 2024 Meeting, holders of 5,342,374 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.10 per share, for an aggregate of approximately $59.83 million, leaving 2,357,355 Class A ordinary shares outstanding after the 2024 Meeting.

As of March 31, 2024, the Company had $132,040 in cash held outside the Trust Account for working capital purposes. There has been no material change in the planned use of proceeds from such use as described in our final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amendment to the Amended and Restated Memorandum and Articles of Association, as amended effective April 16, 2024 (incorporated by Reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 18, 2024.

10.1

Amendment No. 2 to Investment Management Trust Agreement, dated January 18, 2024 (incorporated by Reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2024).

10.2

Amendment No. 3 to Investment Management Trust Agreement, dated April 16, 2024 (incorporated by Reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 18, 2024).

10.3

Promissory Note, dated February 6, 2024, issued by the Company to Generation Asia LLC (incorporated by Reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on February 7, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) and 15(d)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generation Asia I Acquisition Limited (Registrant)

Date: May 15, 2024	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)