Form 10-Q
period 2024-06-30
Generation Asia I Acquisition Ltd
filed 2024-08-13
CIK 1852061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

As of August 13, 2024, 4,794,855 Class A ordinary shares, par value $0.0001 per share, were issued and outstanding, and 3,045,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GENERATION ASIA I ACQUISITION LIMITED

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ASIA I ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
Assets:	(Unaudited)	(Audited)
Cash	$129,829	$320,144
Prepaid expense	49,886	26,481
Due from related party	2,199	—
Total Current Assets	181,914	346,625
Investments held in Trust Account	26,577,291	83,854,821
Total Assets	$26,759,205	$84,201,446

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities:
Accrued offering expense and expenses	$552,969	$546,000
Promissory Note - Related Party	2,500,000	1,500,000
Due to related parties	—	27,801
Total Current Liabilities	3,052,969	2,073,801
Warrant liability	733,760	550,320
Deferred underwriting commissions	3,000,000	3,000,000
Total Liabilities	6,786,729	5,624,121

Commitments Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,357,355 shares at redemption value of $11.27 per share and 7,699,729 shares at redemption value of $10.89 per share at June 30, 2024 and December 31, 2023, respectively	26,577,291	83,854,821
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,437,500 and no shares issued and outstanding (excluding 2,357,355 and 7,699,729 shares, respectively, subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	244	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 3,045,000 and 7,482,500 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	304	748
Additional paid-in capital	—	—
Accumulated deficit	(6,605,363)	(5,278,244)
Total Shareholders’ Deficit	(6,604,815)	(5,277,496)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$26,759,205	$84,201,446

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Formation and operating costs	$247,586	$363,278	$663,879	$625,604
Loss from operations	(247,586)	(363,278)	(663,879)	(625,604)

Other income:
Interest income and realized gain from sale of treasury securities	543,052	2,680,608	1,638,421	5,121,773
Gain from debt forgiven	—	126,472	—	126,472
Change of fair value of warrant liabilities	733,760	1,911,445	(183,440)	77,045
Total other income, net	1,276,812	4,718,525	1,454,981	5,325,290

Net income	$1,029,226	$4,355,247	$791,102	$4,699,686

Weighted average shares of redeemable Class A non-redeemable ordinary shares outstanding, basic and diluted	1,821,429	21,930,000	910,714	21,930,000
Basic and diluted net income per Class A non-redeemable share	$0.11	$0.15	$0.07	$0.16

Weighted average shares of Class A redeemable ordinary shares outstanding	3,296,674	—	5,498,201	—
Basic and diluted net income per Class A redeemable ordinary share	$0.11	$—	$0.07	$—

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	4,012,719	7,482,500	5,747,611	7,482,500
Basic and diluted net income per Class B share	$0.11	$0.15	$0.07	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND SIX MONTHS ENDED JUNE 30, 2024

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	7,482,500	$748	$—	$(5,278,244)	$(5,277,496)
Net loss	—	—	—	—	—	(238,124)	(238,124)
Re-measurement of carrying value to redemption value	—	—	—	—	—	(1,470,369)	(1,470,369)
Balance as of March 31, 2024	—	$—	7,482,500	$748	$—	$(6,986,737)	$(6,985,989)
Net income	—	—	—	—	—	1,029,226	1,029,226
Conversion of Class B ordinary shares to Class A ordinary shares	2,437,500	244	(2,437,500)	(244)	—	—	—
Re-measurement of carrying value to redemption value	—	—	—	—	(200)	(647,852)	(648,052)
Forfeiture of Class B shares by Sponsor at April 16, 2024	—	—	(2,000,000)	(200)	200	—	—
Balance as of June 30, 2024	2,437,500	$244	3,045,000	$304	$—	$(6,605,363)	$(6,604,815)

The accompanying notes are an integral part of the unaudited condensed financial statements

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND SIX MONTHS ENDED JUNE 30, 2023

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,482,500	$748	$—	$(8,274,657)	$(8,273,909)
Net income	—	—	—	—	—	344,439	344,439
Re-measurement of carrying value to redemption value	—	—	—	—	—	(2,441,165)	(2,441,165)
Balance as of March 31, 2023	—	$—	7,482,500	$748	$—	$(10,371,383)	$(10,370,635)
Net income	—	—	—	—	—	4,355,247	4,355,247
Re-measurement of carrying value to redemption value	—	—	—	—	—	(2,680,608)	(2,680,608)
Forgiven of deferred underwriter commissions	—	—	—	—	—	4,549,028	4,549,028
Balance as of June 30, 2023	—	$—	7,482,500	$748	$—	$(4,147,716)	$(4,146,968)

The accompanying notes are an integral part of the unaudited condensed financial statements

GENERATION ASIA I ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$791,102	$4,699,686
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,638,421)	(5,121,773)
Gain from debt forgiven	—	(126,472)
Change in fair value of warrant liabilities	183,440	(77,045)
Changes in current assets and current liabilities:
Prepaid assets	(23,405)	191,052
Accrued offering costs and expenses	6,969	164,055
Due to related parties	(30,000)	60,000
Net cash used in operating activities	(710,315)	(210,497)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(453,869,227)
Disposal of investments held in Trust Account	59,395,951	453,869,227
Cash deposited in Trust Account	(480,000)	—
Net cash provided by investing activities	58,915,951	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	1,000,000	—
Redemption of Class A ordinary shares	(59,395,951)	—
Net cash used in financing activities	(58,395,951)	—

Net Change in Cash	(190,315)	(210,497)
Cash – Beginning	320,144	288,081
Cash – Ending	$129,829	$77,584

Supplemental Disclosure of Non-cash Financing Activities:
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$2,118,421	$5,121,773
Waiver of deferred underwriting commissions	$—	$4,549,028

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERATION ASIA I ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (the “IPO”), and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end..

The Company’s sponsor is Generation Asia LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 19, 2022 (the “Effective Date”). On January 24, 2022, the Company consummated the IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, generating gross proceeds to the Company of $200,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-half of one warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On February 1, 2022, the underwriters partially exercised the over-allotment option (the “Over-Allotment Option” and together with the IPO, the “Public Offering”) and purchased an additional 1,930,000 Units (the “Over-Allotment Units”), generating additional gross proceeds of $19,300,000. The underwriter forfeited the remaining portion of the Over-Allotment Option.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

If the Company has not completed the initial Business Combination within 18 months from the consummation of the IPO (or up to 42 months from the consummation of the IPO (the “Combination Period”) if an extension has been made pursuant to the Articles Amendments (as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case the public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and the warrants will expire worthless.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares they hold in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Class B ordinary shares, par value $0.0001 (the “Founder Shares”) and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its Public Shares if the Company has not consummated a Business Combination within the Combination Period or with respect to any other specified provisions relating to shareholders’ rights or pre Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its Business Combination within such time period and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the Company’s Business Combination.

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

In connection with the IPO, the Company entered into an Investment Management Trust Agreement (the “Trust Agreement”), dated January 19, 2022, with Continental as trustee. On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “2023 Meeting”) to approve an amendment to the Trust Agreement and the amendments to the Company’s Memorandum and Articles (collectively, the “2023 Articles Amendments”) reflecting (i) the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2023 on a monthly basis up to July 23, 2024, and (ii) the reduction of the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the Trust Account from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per Public Share multiplied by the number of Public Shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination.

In connection with the 2023 Meeting and the 2023 Article Amendments, holders of 14,230,271 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the 2023 Meeting.

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

On April 16, 2024, the Company held an extraordinary general meeting of its shareholders (the “2024 Meeting”). At the 2024 Meeting, the Company’s shareholders approved by special resolutions the amendments to the Company’s Memorandum and Articles (collectively, the “2024 Articles Amendments”) and the amendment to the Trust Agreement, to, among other things, do the following: (a) to extend the date by which the Company must consummate an initial Business Combination from July 23, 2024 on a monthly basis up to July 23, 2025; and (b) to reduce the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the Trust Account from an amount equal to the lesser of (x) $125,000 or (y) $0.03 per Public Share multiplied by the number of Public Shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination, to an amount equal to $35,000 for each one-month extension of the date by which the Company has to consummate an initial Business Combination, which date may be extended by the Company pursuant to Article 49.7 of the Company’s Memorandum and Articles until July 23, 2025 (which is a period of time ending 42 months from the consummation of the Company’s IPO), unless the closing of a Business Combination shall have occurred prior thereto (Note 9).

In connection with the 2024 Article Amendments considered at the 2024 Meeting, the Company’s shareholders elected to redeem 5,342,374 Class A ordinary shares for cash at an approximate redemption price of $11.12 per share, which represents approximately 69% of the shares that were part of the Units that were sold in the Company’s Public Offering. Such shareholders redeemed approx. $59.40 million from the Trust Account. Following such redemptions, 2,357,355 Class A Ordinary Shares remained outstanding as of April 16, 2024.

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

On March 5, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs and formation costs in consideration for 7,187,500 Founder Shares. On August 16, 2021, pursuant to a downsize of the IPO, the Sponsor surrendered an aggregate of 1,437,500 Founder Shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender. On August 23, 2021, in connection with entering into forward purchase agreements, the Sponsor transferred to forward purchasers an aggregate of 825,000 Founder Shares for no cash consideration. On August 23, 2021, in connection with entering into forward purchase agreements, the Company issued 1,375,000 Class B ordinary shares for no consideration to the Sponsor, resulting in an aggregate of 7,125,000 Class B ordinary shares outstanding.

On October 20, 2021 and October 21, 2021, in connection with entering into an additional forward purchase agreement, (i) the Company issued to a forward purchaser an aggregate of 375,000 Founder Shares at par value and the Sponsor surrendered to the Company the same number of Founder Shares for no cash consideration and (ii) the

Company issued 625,000 Class B ordinary shares to the Sponsor for no consideration, resulting in an aggregate of 7,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the new issuance. On February 1, 2022, as a result of the partial exercise of the Over-Allotment Option, the Sponsor forfeited 267,500 Class B ordinary shares and the remaining balance of Class B ordinary shares are no longer subject to forfeiture.

Throughout various dates beginning on March 27, 2024, certain shareholders of the Company have submitted a total of 2,437,500 Class B ordinary shares for conversion into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles. The conversion was effective on April 23, 2024.

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

On each of April 22, 2024, May 21, 2024, June 21, 2024 and July 22, 2024, the Company deposited $35,000 into the Trust Account to extend the date by which the Company must consummate an initial Business Combination to August 23, 2024.

Going Concern

As of June 30, 2024, the Company had $129,829 in its operating bank account. The working capital deficit as of June 30, 2024 was $2,871,055.

The Company’s liquidity needs prior to the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $275,000 (see Note 5), which was fully repaid on January 31, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, initial shareholders, officers, directors or their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). On July 21, 2023 and September 30, 2023, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $1,500,000 (see Note 5). On February 6, 2024, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $550,000 (see Note 5). On May 3, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $450,000 (see Note 5). As of June 30, 2024, the Company received the $2,500,000 under such promissory notes.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The accompanying condensed balance sheets as of December 31, 2023 has been derived from the Company’s audited financial statements included in the aforementioned Form 10-K. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023. The Company held $129,829 and $320,144 in cash as of June 30, 2024 and December 31, 2023, respectively.

Investments Held in Trust Account

The assets held in the Trust Account were held in money market funds and U.S. Treasury securities. The Company classifies its United States Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information and classifies as Level 1 measurements. As of June 30, 2024, investments in the Company’s Trust Account consisted of $26,577,291 interest-bearing demand deposit. As of December 31, 2023, investments in the Company’s Trust Account consisted of $83,854,821 money market funds.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $21,942,071 as a result of the Public Offering (consisting of $2,406,000 of underwriting commissions, $7,675,500 of deferred underwriting commissions, $10,290,473 of incentives to Anchor Investors and $1,570,098 of other offering costs). The offering costs were charged to additional paid-in capital upon the completion of the Public Offering. The Company immediately expensed $1,004,142 of offering costs in connection with the Public Warrants, Private Placement Warrants and Over-Allotment Option that was classified as liabilities.

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

Net Income Per Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement, including warrants sold to cover the Over-Allotment Option and Private Placement, of 18,344,000 of the Company’s Class A ordinary shares, at June 30, 2024 and 2023, in the calculation of diluted (loss) income per share, since their exercise is contingent upon the future consummation of a business combination which cannot be assured. In connection with the underwriter’s partial exercise of their Over-Allotment Option on February 1, 2022, 482,500 Class B ordinary shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. In connection with the 2023 Meeting, holders of 14,230,271 shares of Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the 2023 Meeting. In connection with the 2024 Meeting, holders of 5,342,374 shares of Class A ordinary shares exercised their right to redeem those shares for cash at a redemption price of approximately $11.12 per share, for an aggregate of approximately $59.40 million, leaving 2,357,355 Class A ordinary shares outstanding after the 2024 Meeting.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024
	Redeemable	Non-redeemable
Numerator	Class A	Class A	Class B
Numerator:
Net income	$371,601	$205,311	$452,314
Denominator
Weighted-average shares outstanding including ordinary shares subject to redemption	3,296,674	1,821,429	4,012,719
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.11

FOR THE SIX MONTHS ENDED JUNE 30, 2024
	Redeemable	Non-redeemable
Numerator	Class A	Class A	Class B
Numerator:
Allocation of net income	$357,803	$59,266	$374,033
Denominator
Weighted-average shares outstanding including ordinary shares subject to redemption	5,498,201	910,714	5,747,611
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.07

FOR THE THREE MONTHS ENDED JUNE 30, 2023
	Redeemable	Non-redeemable
Numerator	Class A	Class A	Class B
Numerator:
Net income	$3,247,278	$—	$1,107,969
Denominator
Weighted-average shares outstanding including ordinary shares subject to redemption	21,930,000	—	7,482,500
Basic and diluted net income per ordinary share	$0.15	$—	$0.15

FOR THE SIX MONTHS ENDED JUNE 30, 2023
	Redeemable	Non-redeemable
Numerator	Class A	Class A	Class B
Numerator:
Allocation of net income	$3,504,092	$—	$1,195,594
Denominator
Weighted-average shares outstanding including ordinary shares subject to redemption	21,930,000	—	7,482,500
Basic and diluted net income per ordinary share	$0.16	$—	$0.16

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

As of June 30, 2024 and December 31, 2023, the carrying values of cash, prepaid expenses, and current liabilities approximate their fair values due to the short-term nature of the instruments. See Note 8 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Public Offering will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20.

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Public Shares subject to possible redemption are presented as temporary equity, outside of the Shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

As of June 30, 2024, and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to redemption, December 31, 2022	$225,084,808
Less:
Redemption of Class A ordinary shares	(149,750,540)
Add:
Re-measurement of carrying value to redemption value	8,520,553

Class A ordinary shares subject to redemption December 31, 2023	$83,854,821
Add:
Re-measurement of carrying value to redemption value	1,470,369

Class A ordinary shares subject to redemption March 31, 2024	$85,325,190
Less:
Redemption of Class A ordinary shares	(59,395,951)
Add:
Re-measurement of carrying value to redemption value	648,052

Class A ordinary shares subject to redemption June 30, 2024	$26,577,291

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

Public Warrants

As of June 30, 2024 and December 31, 2023, 10,965,000 Public Warrants were issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, excluding the forward purchase securities, for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The warrants will become exercisable on the later of 30 days after the completion of its initial Business Combination and twelve months from the closing of this the IPO, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Sponsor, purchased an aggregate of 6,800,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,800,000 in the aggregate, in a private placement. On February 1, 2022, simultaneously with the closing of the Over-Allotment Option, the Sponsor purchased an additional 579,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $579,000.

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

Throughout various dates beginning on March 27, 2024, certain shareholders of the Company have submitted a total 2,437,500 Class B ordinary shares for conversion into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles. The conversion was effective on April 23, 2024.

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

On July 21, 2023, the Company, issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $870,000 (the “Extension Note”). The Extension Note was non-interest bearing and shall be payable on the earlier of: (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). As of June 30, 2024 and December 31, 2023, the Company received the $870,000 in full under such Extension Note.

On September 30, 2023, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $630,000 (the “September 2023 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2025, as set forth in the Company’s Memorandum and Articles. The September 2023 Promissory Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. As of June 30, 2024 and December 31, 2023, the Company received $630,000 under the September 2023 Promissory Note.

On February 6, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $550,000 (the “February 2024 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2025, as set forth in the Company’s Memorandum and Articles. The February 2024 Promissory Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. On February 1, 2024 and February 7, 2024, the Company received a total of $550,000 under the February 2024 Promissory Note. As of June 30, 2024, the outstanding balance under the February 2024 Promissory Note was $550,000.

On May 3, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $450,000 (the “May 2024 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend a business combination period on a monthly basis up to July 23, 2025, as set forth in the Company’s Memorandum and Articles. The May 2024 Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. On April 25, 2024 and April 29, 2024, the Company received $369,900 and $80,100, respectively, under the May 2024 Promissory Note. As of June 30, 2024, the outstanding balance under the May 2024 Promissory Note was $450,000.

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

As of June 30, 2024 and December 31, 2023, the Company did not have any outstanding Working Capital Loans.

Due to Related Parties

As of June 30, 2024 and December 31, 2023, the amounts due to related parties were $0 and $27,801, respectively, which consists of an unpaid administrative service fee of $30,000 partially net off by a professional service fee of $2,199 paid by the Company on behalf of the Sponsor.

Commencing on the Effective Date, the Company agreed pay to an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024,the Company incurred $30,000 and $60,000, respectively, of such expenses, which were recorded as due to a related party on the Company’s balance sheets. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, of such expenses, which were recorded as due to a related party on the Company’s balance sheets. On July 26, 2022, such affiliate of the Sponsor and the Company each signed a waiver letter which provided that if the Business Combination is not completed, such affiliate of the Sponsor will waive all fees for administrative support services incurred by the Company. In June 2024 and September 2023, the Company paid $60,000 and $204,333, respectively, in administrative service fees to the Sponsor. As of June 30, 2024 and December 31, 2023, the total unpaid administrative service fees were $0 and $30,000, respectively, which was recorded as due to a related party on the Company’s balance sheets.

Note 6—Commitments & Contingencies

Registration and Shareholder Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO and (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO, and the Class A ordinary shares underlying such Private Placement Warrants have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to that certain registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the year ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity. As a result, the balance of deferred underwriting commissions was $3,000,000 as of June 30, 2024 and December 31, 2023.

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

Anchor Investments

As of June 30, 2024, 13 qualified institutional buyers or institutional accredited investors who are not affiliated with the Sponsor or any member of the Company’s management (the “Anchor Investors”) have purchased an aggregate of 20,000,000 units in the IPO. At the closing of the IPO, each of the Anchor Investors were entitled to purchase from the Sponsor a number of Founder Shares equal to 10% of the units each Anchor Investor is purchasing in the IPO, at a purchase price of approximately $0.01 per share, generating total proceeds of $14,273, deposited into the Company’s operating bank account.

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

Note 7—Shareholders’ Deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001, provided that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 2,437,500 and no Class A ordinary shares issued or outstanding, excluding 2,357,355 and 7,699,729 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On February 1, 2022, as a result of the partial exercise of the Over-Allotment Option, the Sponsor forfeited 267,500 of Class B ordinary shares and the remaining are no longer subject to forfeiture. Throughout various dates beginning on March 27, 2024, certain shareholders of the Company have submitted a total of 2,437,500 Class B ordinary shares for conversion into Class A ordinary shares, on a one-to-one basis, pursuant to the terms of the Memorandum and Articles. The conversion was effective on April 23, 2024 and as of June 30, 2024, 2,437,500 Class A ordinary shares converted from Class B ordinary shares were issued and outstanding. In April 2024, due to the termination of the forward purchase agreements by their terms prior to the consummation of a Business Combination, the forward purchasers forfeited and cancelled 1,200,000 Class B ordinary shares held by them, and the Sponsor forfeited and cancelled its 800,000 Class B ordinary shares. As of June 30, 2024 and December 31, 2023, there were 3,045,000 and 7,482,500 Class B ordinary shares issued or outstanding, respectively.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$26,577,291	$26,577,291	$—	$—
	$26,577,291	$26,577,291	$—	$—
Liabilities
Warrant liability—Public Warrants	$438,600	$438,600	$—	$—
Warrant liability—Private Warrants	295,160	—	295,160	—
	$733,760	$438,600	$295,160	$—

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$83,854,821	$83,854,821	$—	$—
	$83,854,821	$83,854,821	$—	$—
Liabilities
Warrant liability—Public Warrants	$328,950	$328,950	$—	$—
Warrant liability—Private Warrants	221,370	—	221,370	—
	$550,320	$328,950	$221,370	$—

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

Subsequent Measurement

The Company’s Public Warrants began trading separately on March 14, 2022. After this date, Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrants liability was classified as level 1 as of June 30, 2024.

The Private Placement Warrants were estimated using the Public Warrants publicly listed trading price and that due to the make-whole provision in the warrant agreement, the value of the public and private warrants is approximately the same, as such the private warrants were reclassified to level 2.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No transfers to/from Levels 1, 2 and 3 are recognized during the period ended June 30, 2024.

Note 9 —Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any events that would have required adjustments to the disclosures in the unaudited condensed financial statements.

On July 22, 2024, the Company deposited $35,000 into the Trust Account to extend the date by which the Company must consummate an initial Business Combination to August 23, 2024.

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

Overview

We are a blank check company formed under the laws of the Cayman Islands on March 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate an initial business combination (the “Business Combination”) using cash from the proceeds of our Public Offering and the private placement of our private placement warrants, the sale of our shares in connection with the Business Combination (pursuant to backstop agreements which we currently have no plan of entering into but may enter into in the future or forward purchase agreements or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of the Business Combination. We cannot assure you that our plans to complete the Business Combination will be successful.

The Company’s offering prospectus and Memorandum and Articles provided that the Company initially had until July 23, 2023 (the date which was 18 months after the consummation of the IPO) to complete an initial Business Combination. On July 13, 2023, the Company held an extraordinary general meeting of its shareholders (the “2023 Meeting”) and the Company’s shareholders approved amendments to the Company’s Memorandum and Articles (collectively, the “2023 Articles Amendments”) (i) to extend the date by which the Company must consummate an initial Business Combination from July 23, 2023 to July 23, 2024, and (ii) to reduce the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the trust account of the Company (the “Trust Account”) from $723,690 to an amount equal to the lesser of (x) $125,000 or (y) $0.03 per Public Share multiplied by the number of Public Shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination.

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

In connection with the 2023 Meeting and the 2023 Articles Amendments, holders of 14,230,271 shares of Class A Ordinary Shares exercised their right to redeem those shares for cash at an approximate price of $10.52 per share, for an aggregate of approximately $149.75 million, leaving 7,699,729 Class A ordinary shares outstanding after the 2023 Meeting.

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

On April 16, 2024, the Company held an extraordinary general meeting of its shareholders (the “2024 Meeting”). At the 2024 Meeting, the Company’s shareholders approved an amendment to the Trust Amendment (the “Trust Amendment No.3”) and the Company’s Memorandum and Articles (collectively, the “2024 Articles Amendments”) reflecting: (i) the extension of the date by which the Company must consummate an initial Business Combination from July 23, 2024 on a monthly basis up to July 23, 2025; and (ii) the reduction of the amount of monthly extension payments which the Sponsor, or its affiliates or designees, must deposit into the Trust Account from an amount equal to the lesser of (x) $125,000 or (y) $0.03 per Public Share multiplied by the number of Public Shares outstanding at that time for each one-month extension of the date by which the Company has to consummate an initial Business Combination, to an amount equal to $35,000 for each one-month extension of the date by which the Company has to consummate an initial Business Combination. Following such approval by the Company’s shareholders, the Company and Continental entered into the Trust Amendment No.3 on April 16, 2024.

In connection with the 2024 Articles Amendments considered at the 2024 Meeting, holders of 5,342,374 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $59.40 million, leaving 2,357,355 Class A ordinary shares outstanding after the 2024 Meeting.

On each of April 22, 2024, May 21, 2024, June 21, 2024 and July 22, 2024, the Company deposited $35,000 into the Trust Account to extend the date by which the Company must consummate an initial Business Combination to August 23, 2024.

On September 30, 2023, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $630,000 (the “September 2023 Promissory Note”). The Sponsor provided these additional funds for working capital purposes and to support future extension payments by the Company to extend the Combination Period on a monthly basis up to July 23, 2025, as set forth in the Company’s Memorandum and Articles. The September 2023 Promissory Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. As of June 30, 2024 and December 31, 2023, the Company received $630,000 under the September 2023 Promissory Note.

On February 6, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $550,000 (the “February 2024 Promissory Note”). The Sponsor provided these additional funds for working capital purposes and to support future extension payments by the Company to extend the date by which the Company has to consummate an initial Business Combination. The February 2024 Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. On February 1, 2024 and February 7, 2024, the Company received a total of $550,000 under the February 2024 Promissory Note.

On May 3, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a collective principal amount of $450,000 (the “May 2024 Promissory Note”). The Sponsor provides these additional funds for working capital purposes and to support future extension payments by the Company to extend a business combination period on a monthly basis up to July 23, 2025, as set forth in the Company’s Memorandum and Articles. The May 2024 Promissory Note bears no interest and is repayable in full upon the consummation of a business combination by the Company. On April 25, 2024 and April 29, 2024, the Company received $369,900 and $80,100 respectively, under the May 2024 Promissory Note. As of June 30, 2024, the outstanding balance under the May 2024 Promissory Note was $450,000.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare for our IPO and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination, at the earliest. We have generated non-operating income in the form of interest income on cash and cash equivalents after our IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of December 31, 2023, contained in our Annual Report on Form 10-K. We expect that we will incur substantial expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the three months ended June 30, 2024, we had net income of $1,029,226, which consisted of interest income on investments held in the Trust Account of $543,052 and unrealized gain on fair value changes of warrants of $733,760, offset by formation and operating costs of $247,586.

For the six months ended June 30, 2024, we had net income of $791,102, which consisted of interest income on investments held in the Trust Account of $1,638,421, offset by formation and operating costs of $663,879 and unrealized loss on fair value changes of warrants of $183,440.

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

For the six months ended June 30, 2024, cash used in operating activities was $710,315. Net income of $791,102 was affected by interest income and realized gain from sale of treasury securities of $1,638,421 and unrealized loss on fair value changes of warrants of $183,440. Changes in operating assets and liabilities used $46,436 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $210,497. Net income of $4,699,686 was affected by interest income and realized gain from sale of treasury securities of $5,121,773, gain from debt forgiven of $126,472 and unrealized gain on fair value changes of warrants of $77,045. Changes in operating assets and liabilities provided $415,107 of cash for operating activities.

For the six months ended June 30, 2024, cash provided by investing activities was $58,915,951 which includes disposal of investments held in Trust Account of $59,395,951 and cash deposited in the Trust Account of $480,000.

For the six months ended June 30, 2023, there was an offset in cash used in investing activities which included purchase of investments held in the Trust Account of $453,869,227 and cash provided by investing activities which included the disposal of investments held in the Trust Account of $453,869,227.

For the six months ended June 30, 2024, cash used in financing activities was $58,395,951 which includes proceeds from the issuance of promissory note to related party of $1,000,000 and redemption of Class A ordinary shares of $59,395,951.

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

On July 21, 2023 and September 30, 2023, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $1,500,000. On February 6, 2024, the Company issued two non-convertible unsecured promissory notes to the Sponsor, for a collective principal amount of $550,000. On May 3, 2024, the Company issued a non-convertible unsecured promissory note to the Sponsor, for a principal amount of $450,000. As of June 30, 2024, the Company received all amounts due under the Extension Note, the September 2023 Promissory Note, the February 2024 Promissory Note and the May 2024 Promissory Note in full.

As of June 30, 2024, we held approximately $129,829 in our operating bank account. Our working capital deficit as of June 30, 2024 was $2,871,055.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services. We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

The Company accounted for the waived amount of $4,675,500 as a direct reversal of the original deferred underwriting fee transaction. For the year ended December 31, 2023, the Company recorded $126,472 as gain from debt forgiven and charged the remaining of $4,549,028 of such waived deferred underwriting commission into statement of equity. As a result, the balance of deferred underwriting commissions was $3,000,000 as of June 30, 2024 and December 31, 2023.

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

The Company accounted for the Public Warrants (see Note 3), Private Placement Warrants (see Note 4) (together with the Public Warrants, the “Warrants”) and Over-Allotment Option (Note 6) in accordance with the guidance contained in ASC 815-40. The Warrants and Over-Allotment Option are not considered indexed to the Company’s own ordinary shares, and as such, they do not meet the criteria for equity treatment and are recorded as liabilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

The Company made no unregistered sales of equity securities during the three and six months ended June 30, 2024.

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

Following the 2024 Meeting, holders of 5,342,374 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $59.40 million, leaving 2,357,355 Class A ordinary shares outstanding after the 2024 Meeting.

As of June 30, 2024, the Company had $129,829 in cash held outside the Trust Account for working capital purposes. There has been no material change in the planned use of proceeds from such use as described in our final prospectus related to the IPO.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Generation Asia I Acquisition Limited (Registrant)

Date: August 13, 2024	By:	/s/ Roy Kuan
Roy Kuan
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Catherine Kwok
Catherine Kwok
Chief Financial Officer (Principal Financial and Accounting Officer)